Form 10QSB
period 2004-09-30
CommunitySouth Bancshares Inc
filed 2004-11-15
CIK 1295879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 333-117053

COMMUNITYSOUTH BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	20-0934786
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

1909 East Main Street
Easley, South Carolina 29640
(Address of principal executive
offices, including zip code)

(864) 306-2540
(Issuer's telephone number, including area code)

______________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes        No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10 shares of common stock, par value $.01 per share, were issued and outstanding as of November 8, 2004.

Transitional Small Business Disclosure Format (check one):      Yes      No  X

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

Part I - Financial Information

Item 1. Financial Statements

Balance Sheet
September 30, 2004
(unaudited)

Assets
Cash	$2,988,253
Furniture and equipment	24,911
Deferred stock issuance costs	197,415

Total assets	$3,210,579

Liabilities and Shareholder's Deficit
Liabilities
Organizer contribution deposits	$3,481,900
Accounts payable	51,501
Payroll taxes payable	7,736

Total liabilities	3,541,137

Commitments and Contingencies - Notes 2, 3 and 4	-
Shareholder's Deficit
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 10 shares issued and outstanding	-
Additional paid-in capital	100
Deficit accumulated in the development stage	(330,658)

Total shareholder's deficit	(330,558)

Total liabilities and shareholder's deficit	$3,210,579

The accompanying notes are an integral part of this financial statement.

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

Statement of Operations
For the Quarter Ended September 30, 2004 and
For the Period from March 30, 2004 (Inception) to September 30, 2004
(unaudited)

		For the period from
	For the quarter	March 30, 2004
	ended	(Inception) to
	September 30, 2004	September 30, 2004
Expenses
Salaries, payroll taxes and benefits	$152,141	$196,037
Professional fees	14,061	50,000
Director training	16,555	16,555
Marketing, dues and subscriptions	10,963	20,739
Rent	4,632	7,740
Telephone and supplies	6,191	9,393
Licenses and permits	900	11,331
Other expenses	21,814	21,814

Total expenses	227,257	333,609

Income - interest	1,806	2,951

Loss before provision for income taxes	(225,451)	(330,658)
Provision for income taxes	-	-

Net loss	$(225,451)	$(330,658)

The accompanying notes are an integral part of this financial statement.

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

Statement of Changes in Shareholder’s Deficit
For the Period March 30, 2004 (Inception) to September 30, 2004
(unaudited)

				Deficit
			Additional	Accumulated
	Common Stock		Paid-in	in the
	Shares	Amount	Capital	Development Stage	Total
Proceeds from issuance of common
stock	10	$-	$100	-	$100
Net loss for the period
March 30, 2004 to September 30, 2004	-	-	-	(330,658)	(330,658)

Balance, September 30, 2004	10	$-	$100	$(330,658)	$(330,558)

The accompanying notes are an integral part of this financial statement.

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

Statement of Cash Flows
For the Period March 30, 2004 (Inception) to September 30, 2004
(unaudited)

Cash flows from operating activities
Net loss	$(330,658)
Deferred stock issuance costs	(197,415)
Accounts payable	51,501
Payroll taxes payable	7,736

Cash used by operating activities	(468,836)

Cash flows from investing activities
Purchases of furniture and equipment	(24,911)

Cash used by investing activities	(24,911)

Cash flows from financing activities
Proceeds from organizer contribution deposits	3,481,900
Proceeds from issuance of stock	100

Cash provided by financing activities	3,482,000

Net increase in cash	2,988,253
Cash balance at beginning of period	-

Cash balance at end of period	$2,988,253

The accompanying notes are an integral part of this financial statement.

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

        CommunitySouth Bancshares, Inc. was formed to organize and own all of the capital stock of CommunitySouth Bank & Trust. On June 1, 2004, our organizers filed applications with the South Carolina Board of Financial Institutions to charter the bank as a South Carolina state bank and with the FDIC to receive federal deposit insurance. Whether the charter is issued and deposit insurance is granted will depend upon, among other things, compliance with legal requirements imposed by the South Carolina Board of Financial Institutions and the FDIC, including capitalization of the bank with at least a specified minimum amount of capital, which is estimated to be $11,000,000. The company has now received preliminary approval from the South Carolina Board of Financial institutions and the FDIC. The company has also filed an application with the Federal Reserve to become a bank holding company, and this application must be approved before we can acquire the capital stock of the bank. The company expects to receive all final regulatory approvals by the end of the fourth quarter of 2004.

        The company is a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it devotes substantially all its efforts to establishing a new business. The company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

        The company filed Form SB-2 registration statement to register the issuance of 2,607,500 shares and 107,500 warrants to be sold in a public offering. The offering commenced September 16, 2004. As of September 30, 2004, the company had received subscriptions of $51,000, and as of November 10, 2004, the company had received subscriptions of $12,500,000. As of November 10, 2004, escrow has not been broken and the company has not yet issued any shares or received any proceeds from the offering.

        The company intends to sell a minimum of 1,140,000 shares and a maximum of 2,500,000 shares of its common stock at $10 per share. The offering is estimated to raise a minimum of $11,054,000 and a maximum of $24,654,000 net of estimated sales agent’s fees and offering expenses. The directors and executive officers of the company plan to purchase 472,500 shares of common stock at $10 per share, for a total of $4,725,000. Upon purchase of these shares, the company will issue stock warrants to the organizers to purchase one share of common stock for $10 per share for every two shares they purchase in the offering, up to a maximum of 10,000 shares per organizer. The company plans to use $11 million of the proceeds to capitalize the proposed bank.

The company anticipates the offering will be completed by the end of 2004.

NOTE 2 – ORGANIZER CONTRIBUTION DEPOSITS

        Under the Organizer Contribution and Joint Venture Agreement, organizers agreed to contribute cash equal to ten percent of their nonbinding anticipated stock purchase. These funds will be used to pay organizational expenses. Upon approval by regulatory authorities of the application to organize the bank and completion of the stock offering, the company or the bank will reimburse the organizers. If the organizing activities are abandoned, the organizers will bear their pro-rata share of the organizing expenses. At September 30, 2004, $3,481,900 was deposited under the agreement, which is more than the 10% required by the agreement. The excess deposited by the organizers is available to fund additional organizational expenses during the offering period and the company or bank will either reimburse the organizers or use these deposits to purchase stock of the company in the offering.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

        The company has engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications and to assist in preparing stock offering documents and consummating the company’s initial offering. The aggregate cost of the services is expected to approximate $40,000 to $65,000. Through September 30, 2004, $54,519 has been included in the balance sheet as deferred stock issuance costs.

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

        The company leases temporary office space under a month-to-month operating lease requiring monthly payments of $1,162. Through September 30, 2004, $7,740 has been expensed.

        The company has entered into an agreement with a sales agent who will assist in the selling of the common stock. The agreement requires the payment of an amount equal to 1.5% of the gross minimum offering ($171,000), a fixed fee of $37,500 per month, an engagement fee of $10,000, and reimbursement for out of pocket expenses. The sales agreement is expected to be in effect for at least ninety days. As of September 30, 2004, the company has paid $104,500 under this agreement.

        On August 18, 2004, the company entered into a purchase option agreement for the purchase of land on which the headquarters office will be constructed. The $10,000 option expires six months from closing with one extension for ninety days available for an additional $5,000. The purchase option price on the land will be based upon the average of two MAI appraisals. The company also intends to lease an adjoining site on a month-to-month basis for $3,443 per month. This site will house the temporary modular banking facility during the construction of the main office.

        The company has entered into a Master Loan Purchase Agreement with a third party which requires that within ninety days after the bank receives its charter and FDIC insurance it will purchase all loans allowable by law and conforming with loan policy which are outstanding and funded by the third party. The purchase commitment will not exceed $15 million in loans.

        The company has entered into a lease agreement for its Spartanburg office. The lease term is for six months with monthly rental payments of $2,528, beginning in October 2004.

        The company has engaged a bank consultant to assist in establishing the bank and bank holding company. The aggregate cost of the services is expected to approximate $75,000. Through September 30, 2004, $50,000 has been expensed.

        The company has entered into employment agreements with its president/chief lending officer; its chief executive officer and its chief financial officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and non-compete upon early termination.

NOTE 4 — UNUSED LINE OF CREDIT

        The company has an unused line of credit agreement with a bank to borrow up to $700,000. The line matures July 18, 2005 with the outstanding principal amount due at maturity. Interest on the outstanding balance is payable monthly at the prime interest rate less .50 percent. The line is guaranteed by the organizers.

NOTE 5 — RELATED PARTY TRANSACTIONS

        One of the organizers of the company owns the land the company plans to buy under the purchase option agreement, owns the adjoining property which will be leased as the site for the temporary facility, and also owns the facility being leased as temporary office space.

NOTE 6 — RECENTLY ISSUED ACCOUNTING STANDARDS

        No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ended September 30, 2004, other than the items described below.

        In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the company’s financial position or results of operations.

        In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the company’s financial position or results of operations.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of our financial condition as of September 30, 2004, and the results of operations for the period March 30 (Inception) through September 30, 2004. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Our principal activities to date have related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions for our application to charter the bank, our pursuit of approvals from the FDIC for our application for deposit insurance, and our pursuit of approvals from the Federal Reserve Board to form a holding company. We have received preliminary approval from the State Board and the FDIC. We are awaiting preliminary approval from the Federal Reserve Board.

At September 30, 2004, we had total assets of $3,210,579, consisting of cash of $2,988,253, furniture and equipment of $24,911, and deferred stock issuance costs of $197,415.

Our liabilities at September 30, 2004 were $3,541,137, consisting of organizer contribution deposits totaling $3,481,900, accounts payable of $51,501, and payroll taxes payable of $7,736. We had a shareholder’s deficit of $330,558 at September 30, 2004. In the offering, common stock will be issued at $10 per share to the organizers in exchange for their organizer contribution deposits.

We had a net loss of $330,658 for the period March 30, 2004 (inception) to September 30, 2004. These losses resulted from expenses incurred in connection with activities related to our organization and that of the bank. These activities included the preparation and filing of an application with the State Board to charter the bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, the preparation and filing of an application with the Federal Reserve Board to form a holding company, responding to questions and providing additional information to the State Board, the FDIC, and the Federal Reserve in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through contributions from our organizers.

We intend to devote the remainder of this fiscal year to conducting the offering, completing the organization of the bank, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for final approval from the State Board for the bank to open for business, hiring qualified personnel to work in the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to the company, these activities will include the pursuit of approval from the Federal Reserve to become a holding company by acquiring all of the capital stock to be issued by the bank.

Through the bank we will offer a full range of commercial banking services to individuals and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank’s primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. We do not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

Following the offering we believe we can satisfy future cash requirements for at least the first several years of operations and will not have to raise additional capital during the first twelve months of operations.

Currently, we have six employees and expect this number to increase to approximately 15 employees by the end of 2004.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

Part II — Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form SB-2 (file no. 333-117053), which registered the issuance of the shares to be sold in our initial public offering, was declared effective on September 10, 2004. The offering commenced on September 16, 2004. We plan to raise a minimum of $11,400,000 by offering for sale at least 1,140,000 shares of our common stock. The maximum offering size is $25,000,000, or 2,500,000 shares. We registered the issuance of a total of 2,607,500 shares in the offering and 107,500 warrants. The warrants will be issued to the organizers of the bank.

We will use $11,000,000 of the proceeds to capitalize the proposed bank. The organizers, directors, executive officers, and members of their immediate families expect to purchase a total of 472,500 shares at an aggregate purchase price of approximately $4,725,000. The offering period is expected to expire on December 15, 2004.

Through September 30, 2004, we incurred $197,415 in expenses in connection with the proposed issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

As of September 30, 2004, we had received subscriptions for $51,000 in the offering. We have not broken escrow and have not yet issued any shares or received any net proceeds in the offering.

Item 6. Exhibits

31.1        Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2        Rule 15d-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.

CommunitySouth Bancshares, Inc.
(A Company in the Development Stage)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer

Date: November 12, 2004	By: /s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number      Description

31.1          Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2          Rule 15d-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.