Form 10KSB
period 2004-12-31
CommunitySouth Bancshares Inc
filed 2005-03-30
CIK 1295879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
Or

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

          Commission File Number 333-117053

CommunitySouth Bancshsares, Inc.
(Name of Small Business Issuer in Its Charter)

South Carolina	20-0934786
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

6650 Calhoun Memorial Highway
Easley, South Carolina	29640
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:     (864) 306-2540

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes    X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

The issuer’s revenue for the year ended December 31, 2004 was $32,670.

The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) as of March 1, 2005 was approximately $25,732,420. This calculation is based upon an estimate of the fair market value of the common stock of $10.00 per share, which was the price of the last trade of which management is aware as of this date. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

The number of shares outstanding of the issuer’s common stock was 2,995,942 at March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format. (Check one):  Yes            No   X

Item 1.   Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors.”

General

        CommunitySouth Bancshares, Inc. was incorporated in South Carolina in March 2004 for purposes of operating as a bank holding company. Our wholly-owned subsidiary, CommunitySouth Bank & Trust, commenced business on January 18, 2005, and is primarily engaged in the business of accenting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public.

Risk Factors

We are a new bank that has incurred losses to date, and there is a risk we may never become profitable.

        Our bank is a de novo bank that began operations in January 2005. As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit. In order for us to become profitable, we will need to attract a larger number of customers to deposit and borrow money. Our future profitability is also dependent on numerous other factors including the continued success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans and purchase securities. Although we expect to become profitable in our third year of operation, there is a risk that a deterioration of the local economy or adverse government regulation could affect our plans. If this happens, we may never become profitable and you will lose part or all of your investment.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        Allan Ducker, our chief executive officer, and David Miller, our president, have extensive and long-standing ties within our market area and substantial experience with our operations which has contributed significantly to our growth. If we lose the services of Messrs. Ducker or Miller, they would be difficult to replace and our business and development could be materially and adversely affected. Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel. We maintain key man life insurance policies in the amount of $1.0 million on each of Messrs. Ducker and Miller.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

o	the duration of the credit;
o	credit risks of a particular customer;
o	changes in economic and industry conditions; and
o	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

o	an ongoing review of the quality, mix, and size of our overall loan portfolio;

o	our historical loan loss experience;
o	evaluation of economic conditions;
o	regular reviews of loan delinquencies and loan portfolio quality; and
o	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting Pickens and Spartanburg Counties, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our market of Pickens and Spartanburg Counties. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in Pickens and Spartanburg Counties, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004. We are positioned to benefit from a rising interest rate environment in the immediate short-term time frame. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.

      We face strong competition for customers, which could prevent us from obtaining customers and may cause us to payhigher interest rates to attract customers.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not currently provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

o	taking additional time and creating expense associated with identifying and evaluating potential acquisitions and merger partners;
o	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
o	diluting our existing shareholders in an acquisition;
o	taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;
o	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;
o	taking time and creating expense integrating the operations and personnel of the combined businesses;
o	creating an adverse short-term effect on our results of operations; and
o	losing key employees and customers as a result of an acquisition that is poorly received.

        We have never acquired another institution before, so we lack experience in handling any of these risks. There is also a risk that any expansion effort will not be successful.

Marketing Focus

        Most of the banks in Pickens and Spartanburg Counties are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and in Pickens and Spartanburg Counties, we believe we have a niche in the community banking market in our market area. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and professional concerns. The bank advertises to emphasize the company’s local ownership, community bank nature, and ability to provide more personalized service than its competition.

Location and Service Area

        Our main office will be located at the intersection of US Highway 123 and Williams Avenue. Our address will be 6602 Calhoun Memorial Highway, Easley, South Carolina 29640. The site is approximately 1.2 acres in size, and the building will be approximately 11,000 square feet. We expect to complete construction in the first quarter of 2006. In the interim period, we are leasing the adjoining site and operating out of a temporary facility. We opened a loan production office in Spartanburg, South Carolina and expect to have a full branch in Spartanburg by the end of 2005. We are presently located at 6650 Calhoun Memorial Highway, Easley, South Carolina 29640. Our telephone number is (864) 306-2540.

        Pickens County is located in the northwest portion of South Carolina along the I-85 corridor between Atlanta, Georgia and Charlotte, North Carolina. Manufacturing is the county’s primary source of economic growth with approximately 150 facilities located in the surrounding area. With its access to applied automobile materials research and technology at Clemson University and location in the automobile hub of the southeast, the area is also developing a reputation among leaders in the automobile industry. Major employers in the area include Clemson University, Pickens County Schools, Aramark Campus, Inc., Alice Manufacturing Company, and Palmetto Heath Alliance. The Pickens County Commerce Park, a new 310 acre industrial park with 6,000 feet of prime frontage on US Highway 123, should also generate additional jobs, housing, and continued growth in the area.

        Spartanburg County is also located in the northwest portion of South Carolina along the I-85 “boom belt” of the Upstate. Spartanburg’s economic history is rooted in agriculture and textiles. Today, the county is an internationally recognized business and cultural center. More than 90 international firms representing 15 nations have joined the business community. BMW Manufacturing Corporation, Milliken & Company, Extended Stay America, and Denny’s are just a few of the companies that call Spartanburg home. The most well known of these companies is BMW, which began its assembly operation in Spartanburg in 1994 and today is the sole producer of the Z4 and X5 vehicles for worldwide distribution. Currently, BMW employs approximately 2,000 workers. The amenities and opportunities Spartanburg County offers are wide-ranging from housing, education, healthcare, shopping, recreation, and culture. We believe these factors make the quality of life in the area attractive. Additionally, Spartanburg’s mild climate and location and access to the mountains, the coast, and larger cities such as Atlanta and Charlotte add to the attractiveness of the area. The growth in the manufacturing base is complemented by the county’s population growth, which is expected to increase from its current level of 254,000 to 282,000 in 2010.

Lending Activities

        General. We will emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our bank’s market area.

        Real Estate Loans. These loans generally fall into one of two categories: commercial real estate loans or construction and development loans. We will also make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We will generally charge an origination fee for each loan.

        Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans, we will not advance more than regulatory limits. We require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

        We will have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

o	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request.

o	Construction and Development Real Estate Loans. We will offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is be limited to 18 months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

o	cost overruns;
o	mismanaged construction;
o	inferior or improper construction techniques;
o	economic changes or downturns during construction;
o	a downturn in the real estate market;
o	rising interest rates which may prevent sale of the property; and
o	failure to sell completed projects in a timely manner.

We will attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

o	Residential Real Estate Loans. These loans will generally have longer terms, up to 30 years. We will offer fixed and adjustable rate mortgages, and sell most or all of the residential real estate loans that we generate in the secondary market soon after we originate them. We will not retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

        Commercial Loans. We will make loans for commercial purposes in various lines of businesses. Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. We will focus our efforts on commercial loans of less than $1,000,000. Working capital loans typically have terms not exceeding one year and are usually be secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

        Consumer Loans. We will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 or more months. Consumer loans are offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal.

        We will also have the ability to offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 and “LowDoc” programs. These loans will typically be partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

        Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we will analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default that real estate loans. For this reason, we will attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

        We will also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

        Relative Risks of Loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying security, real estate, is generally ascertainable and does not fluctuate as much as some other assets. Certain real estate loans are less risky than others. Residential real estate loans are generally the least risky type of real estate loan, followed by commercial real estate loans and construction and development loans. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than real estate loans, but less risky than consumer loans. Finally, consumer loans, which can also be secured by real estate or other assets, or which can also be unsecured, are generally considered to be the most risky of these categories of loans. Any type of loan which is unsecured is generally more risky than secured loans. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. Additionally, these levels of risk are limited to an analysis of credit risk, and they do not take into account other risk factors associated with making loans such as the interest rate risk inherent in long-term, fixed-rate loans.

        Loan Approval and Review. Our loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. We will not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. We adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but we may choose to alter this policy in the future.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, we will be subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases.

Banking Services

        We will offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Easley area. In addition, offer certain retirement account services, including IRAs.

Other Banking Services

        We will also offer safe deposit boxes, cashier’s checks, banking by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, and travelers checks. This bank is associated with the Star and Plus ATM networks that may be used by the bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we will be better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer a debit card and credit card services through a correspondent bank as an agent for the bank.

Competition

        The banking business is highly competitive. We will compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in Pickens and

Spartanburg Counties. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offers services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

        As of March 23, 2005, we had 18 full-time employees and 2 part-time employees.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

        In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	allowing check truncation without making it mandatory;
o	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	legalizing substitutions for and replacements of paper checks without agreement from consumers;
o	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
o	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

CommunitySouth Bancshares, Inc.

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

o	banking and managing or controlling banks;
o	furnishing services to or performing services for our subsidiaries; and
o	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

        Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o	acquiring substantially all the assets of any bank;
o	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o	merging or consolidating with another bank holding company.

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. We expect that we will register our common stock under the Securities Exchange Act of 1934 in early April 2006. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services;
o	acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and
o	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “CommunitySouth Bank & Trust – Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “CommunitySouth Bank & Trust – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

        The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state-chartered bank or another South Carolina bank holding company.

CommunitySouth Bank & Trust

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

o	security devices and procedures;
o	adequacy of capitalization and loss reserves;
o	loans;
o	investments;
o	borrowings;
o	deposits;
o	mergers;
o	issuances of securities;
o	payment of dividends;
o	interest rates payable on deposits;
o	interest rates or fees chargeable on loans;
o	establishment of branches;
o	corporate reorganizations;
o	maintenance of books and records; and
o	adequacy of staff training to carry on safe lending and deposit gathering practices.

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The South Carolina Board of Financial Institutions also requires the bank to prepare quarterly reports on the bank’s financial condition in compliance with its minimum standards and procedures.

        Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o	internal controls;
o	information systems and audit systems;
o	loan documentation;
o	credit underwriting;
o	interest rate risk exposure; and
o	asset quality.

        Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC assessment rate on our bank deposits currently is zero but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

        The bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

o	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
o	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
o	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

    Dividends.        A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

    Branching.        Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        In addition, the deposit operations of the bank are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

        The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Following the completion of our initial public offering in February 2005, based on our calculations, we qualified as “well capitalized.”

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o	submit a capital restoration plan;
o	raise additional capital;
o	restrict their growth, deposit interest rates, and other activities;
o	improve their management;
o	eliminate management fees; or
o	divest themselves of all or a part of their operations.

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels currently are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

        Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        Enforcement Powers. The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2.   Description of Property

        Our main office will be located at the intersection of US Highway 123 and Williams Avenue. Our address will be 6602 Calhoun Memorial Highway, Easley, South Carolina 29640. The site is approximately 1.2 acres in size, and the building will be approximately 11,000 square feet. We own this site and expect to complete construction of our main office in the first quarter of 2006. In the interim period, are leasing the adjoining site and operating out of a temporary facility. We opened a loan production office in Spartanburg, South Carolina in January 2005 and expect to have a full branch in Spartanburg by the end of 2005. We are presently located at 6650 Calhoun Memorial Highway, Easley, South Carolina 29640.

Item 3.   Legal Proceedings.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

        There is no established market for our common stock. We do not expect to qualify for listing on Nasdaq or any other exchange for at least several years. We are currently considering whether to seek a sponsoring broker-dealer to match buy and sell orders for our common stock in order to be quoted on the OTC Bulletin Board. Even if we become quoted, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market. The decision of whether to seek a sponsoring broker-dealer has not yet been made and remains wholly within our discretion.

        As of March 1, 2005, there were 2,995,942 shares of common stock outstanding held by approximately 1,300 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in February 2005. The price per share in our initial public offering was $10.00. We are not aware of any trades of our common stock.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, CommunitySouth Bank & Trust, to pay dividends to us. As a South Carolina state bank, CommunitySouth may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. At December 31, 2004, the bank was prohibited from declaring a dividend because it had an accumulated deficit of $528,873.

        Our registration statement on Form SB-2 (file no. 333-117053), which registered the issuance of the shares to be sold in our initial public offering, was declared effective on September 10, 2004. The offering commenced on September 16, 2004 and terminated on February 15, 2005. We registered the issuance of a total of 3,107,500 shares in the offering and 107,500 warrants for an aggregate offering price of $31,075,000. We sold 2,995,942 shares of common stock at an offering price of $10.00 per share for aggregate proceeds of $29,959,420. The warrants will be issued to the organizers of the bank.

        We incurred $511,861 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

        We used $20,500,000 of the proceeds to capitalize the bank, $185,152 to pay the offering expenses, and $326,708 to pay the sales agent fee. The remaining proceeds were placed in the holding company’s bank account.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

General

CommunitySouth Bancshares, Inc., a bank holding company, was formed to organize and own all of the capital stock of CommunitySouth Bank and Trust. On June 1, 2004, organizers filed applications with the South Carolina Board of Financial Institutions to charter the Bank as a South Carolina state bank and with the Federal Deposit Insurance Corporation to receive federal deposit insurance. On January 18, 2005, with final regulatory approvals, the Bank opened for business and the Company used $20.5 million to capitalize the Bank. As of December 31, 2004, the Company had met all of the requirements to close the stock offering and this allowed for release of funds from escrow. These amounts were released from escrow on January 14, 2005.

The Company sold 2,995,942 shares of common stock at $10 per share in an initial public offering that was completed on February 15, 2005. The offering raised $29,512,993, net of offering expenses. The directors and officers of the Company purchased 422,100 shares at $10 per share for a total of $4,221,000.

Management’s Discussion and Analysis

This discussion is intended to assist in understanding the financial condition and results of operations of the Company. The following is a discussion of our financial condition as of December 31, 2004, and the results of operations for the period March 30 (date of inception) through December 31, 2004. These comments should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

Our principal activities through December 31, 2004 related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions for our application to charter the Bank, our pursuit of approvals from the FDIC for our application for deposit insurance, and our pursuit of approvals from the Federal Reserve Board to form a holding company.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the notes to the financial statements.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses will be a critical accounting policy that will require the most significant judgments and estimates used in preparation of its financial statements upon organization of the Bank. Refer to section “Allowance for Loan Losses” for a more detailed description of the methodology related to the allowance for loan losses.

Management uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by management or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Forward Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Form 10-KSB for the year ended December 31, 2004.

Financial Results

At December 31, 2004, we had total assets of $29,828,557, consisting of cash and cash equivalents of $28,811,921, furniture and equipment of $48,553, prepaid assets of $138,738 and restricted cash of $829,345.

Our liabilities at December 31, 2004 were $844,437, consisting of subscriptions to be refunded totaling $829,345 and payroll taxes payable of $15,092. We had shareholders’ equity of $28,984,120 at December 31, 2004. Although we had not broken escrow as of December 31, 2004 and still had only one shareholder of record at that date, because we had satisfied all the conditions to breaking escrow and because we actually did break escrow in early January 2005, under generally accepted accounting principles we are reporting all the subscription funds that were held in escrow as of December 31, 2004 as part of our shareholders’ equity as of that date.

We had a net loss of $528,873 for the period March 30, 2004 (date of inception) to December 31, 2004. These losses resulted from expenses incurred in connection with activities related to our organization and that of the Bank. These activities included the preparation and filing of an application with the State Board to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, the preparation and filing of an application the Federal Reserve Board to form a holding company, responding to questions and providing additional information to the State Board, the FDIC, and the Federal Reserve in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because we are in the organization stage, we have had no operations from which to generate revenues. Operations have been funded through contributions from our organizers.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Expenses

As of December 31, 2004, we incurred approximately $332,000 in salaries and employee benefits expense, approximately $43,601 in occupancy and equipment expense, approximately $72,500 in consulting expense, and approximately $113,007 in other expense. Prior to our completion of the offering, these expenses were funded by organizer contributions and investments from our organizers. We also established a line of credit in the amount of up to $700,000 at a rate of prime minus 0.5%. We used the proceeds of the offering to repay the organizer contributions and the amounts due under our line of credit. We anticipate that the proceeds of the offering will be sufficient to satisfy the Company’s financial needs for at least the next two years.

Liquidity and Interest Rate Sensitivity

CommunitySouth Bank and Trust, like most banks, will depend on its net interest income for its primary source of earnings. Net interest income is roughly the difference between the interest we charge on our loans and receive from our investments, our assets, and the interest we pay on deposits, our liabilities. Movements in interest rates will cause our earnings to fluctuate. To lessen the impact of these margin swings, we intend to structure our balance sheet so that we can reprice the rates applicable to our assets and liabilities in roughly equal amounts at approximately the same time. We will manage the Bank’s asset mix by regularly evaluating the yield, credit quality, funding sources, and liquidity of its assets. We will manage the Bank’s liability mix by expanding our deposit base and converting assets to cash as necessary. If there is an imbalance in our ability to reprice assets and liabilities at any point in time, our earnings may increase or decrease with changes in the interest rates, creating interest rate sensitivity. Interest rates have historically varied widely, and we cannot control or predict them.

Despite the measures we plan to take to lessen the impact of interest rate fluctuations, large moves in interest rates may decrease or eliminate our profitability.

Prior to the completion of the offering, we used organizer contributions and investments from our organizers to pay pre-opening expenses of the Company and the Bank. We also established a line of credit in the amount of up to $700,000 at a rate of prime minus 0.5% that was available to pay pre-opening expenses. We believe that the net proceeds of $29,512,993 from the offering will satisfy the cash requirements for at least the first two years for both the Company and the Bank. We will manage our liquidity by actively monitoring the Bank’s sources and uses of funds to meet cash flow requirements and maximize profits.

Impact of Inflation

The financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

While the effect of inflation on a bank is normally not as significant as its influence on those businesses that have large investments in plant and inventories, it does have an effect. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. While interest rates have traditionally moved with inflation, the effect on income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other. Also, increases in the price of goods and services will generally result in increased operating expenses.

Capital Adequacy

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because CommunitySouth Bancshares, Inc. has less than $150 million in assets, we are not yet required to maintain these minimum capital requirements at the holding company level. However, CommunitySouth Bank & Trust falls under these rules as set by bank regulatory agencies.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. The bank was well capitalized when it opened on January 18, 2005.

Allowance for Loan Losses

The allowance will be maintained at a level that we believe to be sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the allowance will require considerable judgment. The adequacy of the allowance will be analyzed using an internal analysis model. For purposes of this analysis, adequacy will be defined as a level sufficient to absorb probable losses in the portfolio. The methodology will rely upon our judgment. Our judgments will be based on our assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. An allowance model will be used that takes into account factors including the composition of the loan portfolio such as risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, our assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans will be graded at inception and will be reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral will also be considered during such analysis. The resulting monthly model and the related conclusions will be reviewed and approved by Senior Management. Our analysis of allowance adequacy will include consideration for loan impairment. While we will use the best information available at the time to make evaluations, future adjustments to the allowance may be necessary if results differ substantially from the assumptions used in making the evaluations.

The methodology for assessing the adequacy of the allowance will establish both an allocated and unallocated component of the contra asset balance. The allocated component will be based principally on current loan grades and historical loss rates. The unallocated component will be the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated allowance. This analysis will include, but will not necessarily be limited to, industry concentrations, future market expansions, model imprecision, and the estimated impact of then current economic conditions on historical loss rates. We will monitor trends within the portfolio, both quantitative and qualitative, and assess the reasonableness of the unallocated component.

The allowance will also be subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At December 31, 2004, no taxable income had been generated and therefore, no tax provision has been included in these financial statements.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to the Company’s existing variable interest entities in the first quarter of 2005. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF

No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have any impact on the Company’s financial condition or results of operations.

Other accounting standards that have been issued or proposed by the Public Company Accounting Oversight Board (“PCAOB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 7.   Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
CommunitySouth Bancshares, Inc.
Easley, South Carolina

        We have audited the accompanying balance sheet of CommunitySouth Bancshares, Inc. (a development stage enterprise) (the “Company”) as of December 31, 2004, and the related statement of operations, shareholders’ equity, and cash flows for the period from March 30, 2004 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CommunitySouth Bancshares, Inc. (a development stage enterprise) as of December 31, 2004 and the results of its operations and its cash flows for the period from March 30, 2004 (date of inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
Elliott Davis, LLC
Greenville, South Carolina
March 9, 2005

COMMUNITYSOUTH BANCSHARES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
DECEMBER 31, 2004

ASSETS

CASH AND CASH EQUIVALENTS
Interest earning deposits in other banks	$28,803,715
Cash and due from banks	8,206

Total cash and cash equivalents	28,811,921
Restricted cash	829,345
Prepaid assets	138,738
Premises and equipment, net	48,553

Total assets	$29,828,557

LIABILITIES
Subscriptions to be refunded	$829,345
Other	15,092

Total liabilities	844,437

COMMITMENTS AND CONTINGENCIES - NOTE 3	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized,
no shares issued	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
2,995,942 shares issued	29,959
Additional paid-in capital	29,483,034
Deficit accumulated during the development stage	(528,873)

Total shareholders' equity	28,984,120

Total liabilities and shareholders' equity	$29,828,557

The accompanying notes are an integral part of these financial statements.

COMMUNITYSOUTH BANCSHARES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
For the period March 30, 2004 (date of inception)
through December 31, 2004

EXPENSES
Salaries and employee benefits	$332,435
Occupancy and equipment	43,601
Consulting expenses	72,500
Other	113,007

Total expenses	561,543

INTEREST INCOME	32,670

Loss before income taxes	(528,873)

INCOME TAX EXPENSE	-

Net loss	$(528,873)

The accompanying notes are an integral part of these financial statements.

COMMUNITYSOUTH BANCSHARES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF SHAREHOLDERS' EQUITY
For the period March 30, 2004 (date of inception)
through December 31, 2004

				Deficit
				accumulated
	Common stock		Additional	during the	Total
			paid-in	development	shareholders'
	Shares	Amount	capital	stage	equity

Proceeds from sale of stock (less
offering expenses of $446,427)	2,995,942	$29,959	$29,483,034	$-	$29,512,993

Net loss	-	-	-	(528,873)	(528,873)

Balance, December 31, 2004	2,995,942	$29,959	$29,483,034	$(528,873)	$29,984,120

The accompanying notes are an integral part of these financial statements.

COMMUNITYSOUTH BANCSHARES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
For the period March 30, 2004 (date of inception)
through December 31, 2004

NET CASH USED FOR PRE-OPERATING ACTIVITIES
Net loss	$(528,873)
Other	15,092
Prepaid assets	(138,738)

Net cash used in pre-operating activities	(652,519)

INVESTING ACTIVITIES
Purchase of premises and equipment	(48,553)

FINANCING ACTIVITIES
Subscriptions to be refunded	829,345
Restricted cash	(829,345)
Net proceeds from sale of stock	29,512,993

Net cash provided by financing activities	29,512,993

Net increase in cash and cash equivalents	28,811,921

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,811,921

The accompanying notes are an integral part of these financial statements.

COMMUNITYSOUTH BANCSHARES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

        CommunitySouth Bancshares, Inc. (a development stage enterprise) (the “Company”), a bank holding company, was formed to organize and own all of the capital stock of CommunitySouth Bank and Trust (the “Bank”). On June 1, 2004, organizers filed applications with the South Carolina Board of Financial Institutions to charter the Bank as a South Carolina state bank and with the Federal Deposit Insurance Corporation (“FDIC”) to receive federal deposit insurance. Whether the charter is issued and deposit insurance granted will depend upon, among other things, compliance with legal requirements imposed by the South Carolina Board of Financial Institutions and the FDIC, including capitalization of the Bank with at least a specified amount of capital, which is estimated to be $11,000,000. As of December 31, 2004 the Company had received preliminary approval from the South Carolina Board of Financial Institutions and the FDIC. The Bank opened for business January 18, 2005.

        The Company is a development stage enterprise as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all of its efforts to establishing a new business. The Company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

        On January 18, 2005, with final regulatory approvals, the Bank opened for business and the Company used $20.5 million to capitalize the Bank. As of December 31, 2004, the Company had met all of the requirements to close the stock offering and this allowed for release of funds from escrow. These amounts were released from escrow on January 14, 2005.

        The Company sold 2,995,942 shares of common stock at $10 per share in an initial public offering that was completed on February 15, 2005. The offering raised $29,512,993, net of offering expenses. The directors and officers of the Company purchased 422,100 shares at $10 per share for a total of $4,221,000.

        For financial statement presentation, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the shares issued and funds raised have been included as though they had already been issued and released from escrow, respectively as of December 31, 2004.

Stock offering costs

Stock offering costs represent expenses incurred by the Company in connection with the offering and issuance of its stock. These costs were charged against the Company’s additional paid-in capital after the successful completion of the stock offering.

Year-end

The Company has adopted a fiscal year ending on December 31 effective for the period ending December 31, 2004.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with financial institutions, and at times, such investments may be in excess of the FDIC insurance limits.

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Organization costs
Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company. In accordance with Statement of Position (“SOP”) No. 98-5, Reporting on the Costs of Start-Up Activities, organization costs are expensed when incurred.

Income taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At December 31, 2004, no taxable income had been generated and therefore, no tax provision has been included in these financial statements.

Warrants and stock options
Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $10.00 per share for every two shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. Total warrants issued were 109,700. In addition, the Company plans to adopt a stock option plan after the offering of the common stock is complete. The Company will account for the warrants and stock options under the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost will be reflected in the net income, as all warrants and stock options granted under these plans will have the exercise price equal to the market value of the underlying common stock on the date of grant.

Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to the Company’s existing variable interest entities in the first quarter of 2005. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have any impact on the Company’s financial condition or results of operations.

Other accounting standards that have been issued or proposed by the Public Company Accounting Oversight Board (“PCAOB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – SUBSCRIPTIONS TO BE REFUNDED

        As of December 31, 2004, the Company had received subscriptions to purchase shares of stock in excess of the maximum amount of shares registered with the Securities and Exchange Commission in its registration statement on Form SB-2. These amounts have classified as restricted cash and with a corresponding liability for subscriptions to be refunded recorded in the accompanying balance sheet. As a result, the excess subscriptions were refunded after the total subscribed amounts were released from escrow.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

        The Company engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications and to assist in preparing stock offering documents and consummating the Company’s initial offering. The aggregate cost of the services is expected to approximately $40,000 to $85,000. Through December 31, 2004, $76,700 had been included in the balance sheet as deferred stock issuance costs which are included in additional paid-in capital in the accompanying balance sheet.

The Company entered into an agreement with a sales agent who will assist in the selling of the common stock. The agreement requires the payment of an amount equal to 1.5% of the gross minimum offering or $171,000, a fixed fee of $37,500 per month, and engagement fee of $10,000, and reimbursement for out of pocket expenses. As of December 31, 2004, the company paid $311,708 under this agreement.

(Continued)

NOTE 3 – COMMITMENTS AND CONTINGENCIES, Continued

        On August 18, 2004, the Company entered into a purchase option agreement for the purchase of land on which the headquarters office will be constructed. The $10,000 option expires six months from closing. The purchase option price on the land will be based upon the average of two MAI appraisals. The Company leases an adjoining site on a month-to-month basis for $3,443 per month. This site houses the temporary modular banking facility being used during the construction of the main office. The Company leased the modular facility, including furniture and equipment for $3,711 a month. The Company purchased the land March 16, 2005 for $775,000.

        The Company entered into a lease agreement for its Spartanburg office. The lease term is for six months with monthly rental payments of $2,528, which began in October 2004.

        The Company entered into Master Loan Purchase Agreement with a third party which requires that within ninety days after the Bank receives its charter and FDIC insurance it will purchase all loans allowable by law and conforming with loan policy which are outstanding and funded by the third party. The purchase commitment will not exceed $15 million in loans.

        The Company engaged a bank consultant to assist in establishing the Bank and bank holding company. The aggregate cost of the services is expected to approximate $80,000. Through December 31, 2004, $80,000 has been expensed.

        The Company entered into employment agreements with its president/chief lending officer, its chief executive officer and its chief financial officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and non-compete upon early termination.

NOTE 4 – UNUSED LINES OF CREDIT

        The Company had an unused line of credit agreement with a bank to borrow up to $700,000. The line matures July 18, 2005 with the outstanding principal amount due at maturity. Interest on the outstanding balance is payable monthly at the prime interest rate less 0.50 percent. The line is guaranteed by the organizers. Upon completion of the offering, the line was closed.

NOTE 5 – SUMMARY RELATED PARTY TRANSACTIONS

        One of the organizers of the Company owns the land the Company plans to buy under the purchase option agreement, owns the adjoining property which will be leased as the site for the temporary facility and also owns the facility being leased as temporary office space.

NOTE 6 – SUBSEQUENT EVENTS

        In January 2005, the Bank received its charter from the South Carolina Board of Financial Institutions as well as federal deposit insurance from the FDIC. As a result, the Company capitalized the Bank with $20.5 million through the purchase of its capital stock with net proceeds of $29,512,993. Upon capitalization on January 18, 2005, the Company commenced its principal operations of engaging in providing domestic banking services from their headquarters in Easley, South Carolina and from a loan production office in Spartanburg, South Carolina. The Company and the Bank now operate under the supervision, rules and regulations of the Federal Reserve Board, FDIC and South Carolina State Board of Financial Institutions.

        In March 2005, the Bank opened an additional loan production office in Greenwood, South Carolina.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.   Other Information

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The following sets forth information regarding our executive officers and directors. Our articles of incorporation provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2005 annual meeting of shareholders, Class II at the 2006 annual meeting of shareholders, and Class III at the 2007 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors.

		Year First
		Elected or	Year Term
Name	Age	Appointed	Expires	Position(s) Held

David Larry Brotherton	54	2004	2006	Director
G. Dial DuBose	43	2004	2007	Director
C. Allan Ducker, III	42	2004	2005	Chief Executive Officer, Director
David W. Edwards	58	2004	2005	Director
R. Wesley Hammond	55	2004	2005	Director
John W. Hobbs	42	2004	-	Chief Financial Officer
David A. Miller	36	2004	2006	President, Chief Lending Officer,
				Director
Arnold J. Ramsey	56	2004	2006	Director
W. Michael Riddle	62	2004	2005	Director
Joanne M. Rogers	55	2004	2007	Secretary, Director
B. Lynn Spencer	44	2004	2007	Director
J. Neal Workman, Jr	57	2004	2006	Director
Daniel E. Youngblood	49	2004	2007	Chairman of the Board

        David Larry Brotherton, is the owner and president of Ortec, Inc., a custom chemical manufacturer, which he founded in 1980. Mr. Brotherton graduated from Tusculum College in 1970 with a B.S. degree in chemistry and the University of Tennessee in 1974 with a Ph.D. in chemistry. Mr. Brotherton has been active in both professional and community organizations. He currently serves as a Trustee and the Chair of the Audit Committee of Tusculum College and on the advisory board of the University of Tennessee College of Arts & Science and Department of Chemistry. In addition, he is past president of the Pickens County YMCA. Mr. Brotherton has also been active in Brushy Creek Baptist Church since 1979. He has served as Decon, Chair of Deacons, Trustee, Chair of Trustees, Chair of Finance Committee, Sunday School Teacher, Chair of Personnel Committee, and Chair of Annuity Committee. Mr. Brotherton also served as a local advisory board member of American Federal and Central Carolina Bank from 1996 to 2004.

        G. Dial DuBose has served as the vice president of operations for Town and Country Realty of Easley, Inc. since 1987, and as president of Nalley Garrett Motels, Inc. since 1987. Mr. DuBose graduated from Wofford College in 1983 with a B.S. degree in psychology. Currently, Mr. Dubose serves as a director of the South Carolina Public Service Authority, a director of the Upstate Alliance, chairman of the South Carolina Hospitality Association, and Trustee of the Palmetto Economic Development Association. He is past vice chairman of the Pickens County Council. In addition, Mr. DuBose served on the Easley and Upstate advisory boards for First Union and Wachovia from 1998 to 2004.

        C. Allan Ducker, III is our chief executive officer. He has over 20 years experience as a banker. Most recently, he served as senior vice president and Pickens County executive for Carolina First Bank for six months until he left to form our bank. Prior to his employment with Carolina First Bank, Mr. Ducker served as executive vice president and South Carolina state president for MountainBank for one year. Before joining MountainBank, Mr. Ducker served as senior vice president and regional executive for Bank of America for six years. Mr. Ducker graduated from the Citadel in 1984 with a B.S. degree in business administration. He has also been active in various civic organizations in the Pickens County area. Since 1994, Mr. Ducker has served as a director of the Pickens County YMCA and he is a member of the Easley Rotary Club. He is past treasurer of the Pickens County YMCA, past director of the United Way, and past chairman of Pickens County Friends of Scouting.

        David W. Edwards is the owner and president of Dave Edwards Toyota, a Toyota dealership that he established 1982. Mr. Edwards has been involved in the automotive sales business for over 36 years. He received a B.S. degree in business administration from Mars Hill College in 1968. Mr. Edwards is Deacon of First Baptist Church in Spartanburg and has served on the board for Mobile Meals and the YMCA. He also served on the local advisory board of Palmetto Bank from 1999 to 2002.

        R. Wesley Hammond has been the president of HBJ Home Furnishings, a family owned business that was established in 1907, since 1989. Mr. Hammond graduated in 1973 from Wofford College with a B.S. degree in English. He is a board member of the Southern Home Furnishings Association and past president and past chairman of the executive committee. He was also past chairman of the association’s Insurance Trust. Mr. Hammond served on board of First Federal Savings and Loan from 1992 to 2000 and was a member of its audit, community reinvestment, and conflict of interest committees. He has also served on the board for the Spartanburg Chamber of Commerce and is a graduate of Leadership Spartanburg.

        John W. Hobbs is our chief financial officer. Mr. Hobbs is a CPA with over 15 years of banking experience, most recently as chief financial officer of Carolina National Bank from February 2002 until May 2004. Prior to joining Carolina National Bank, he served as the chief financial officer of First National Bank of the Carolinas from July 1996 until February 2002. Mr. Hobbs began his banking career as the controller of Standard Federal Savings Bank. He graduated from the University of South Carolina in 1984 with a B.S. degree in accounting.

        David A. Miller is our president and the proposed chief lending officer of our bank. Mr. Miller has over 14 years of banking experience, most recently serving as city executive and senior vice president of Arthur State Bank from March 2003 until March 2004. Prior to his employment with Arthur State Bank, Mr. Miller served as team leader and vice president of SouthTrust Bank from June 1999 until March 2003. From June 1993 until June 1999, he served as a commercial lender and vice president of CCB Financial Corporation. Mr. Miller graduated from the University of South Carolina in 1989 with a B.S. degree in business administration and the University of

Oklahoma National Commercial Lending School in 1995. He is active in Rotary, Sertoma, and other civic organizations in the Spartanburg community.

        Arnold J. Ramsey has been the owner and president of Ramsey Appraisal Service since 1993. Mr. Ramsey has been valuing property for over 30 years and has been involved with numerous residential development projects in the Upstate of South Carolina. Mr. Ramsey began his career as a lender and staff appraiser for First Federal Savings and Loan and has seven years of banking experience. He graduated in 1970 from Clemson University with a B.S. degree in industrial management. Mr. Ramsey is a member of the Spartanburg Homebuilders Association and the Spartanburg Board of Realtors.

        W. Michael Riddle has been an oral and maxillofacial surgeon in Easley, South Carolina since 1984. Dr. Riddle graduated from Wofford College in 1964 with a B.S. degree in biology, the Medical College of Virginia School of Dentistry in 1968 with a D.D.S., and the Duke University Medical Center with a certificate of completion of residency in oral and maxillofacial surgery in 1984. He has been active in the community through business, civic, and church activities. Dr. Riddle was past president of the South Carolina Society of Oral and Maxillofacial Surgeons. He was also past president and 25 year member of the Easley Rotary Club and was designated a Paul Harris Fellow. Dr. Riddle is a founding member of St. Matthias Lutheran Church and was the original secretary and treasurer. He is also a committee member of the Blue Ridge Council of the Boy Scouts of America. Dr. Riddle also served as a local advisory board member for Bank of America (Pickens County) from 1998 to 2001.

        Joanne M. Rogers has been the president of Lakeview Partners and Palmetto Storage since June 2003. Prior to her employment with Lakeview Partners and Palmetto Storage, Ms. Rogers spent over 30 years as a public school educator and administrator in Spartanburg Districts 1 and 3 and achieved her principal and supervisory certifications. She was the director for the gifted and talented services in District 3. Ms. Rogers was also active in the grant programs and became the administrator for the after school program that served five districts across South Carolina. Ms. Rogers graduated in 1971 from Limestone College with a B.A. degree in elementary education and received her master’s degree in education from the University of South Carolina – Spartanburg/Columbia in 1988. Ms. Rogers has served on the board of directors of the Hollywild Animal Park and the Adoption Advocacy. She has also volunteered with Mobile Meals. Ms. Rogers is a member of Hollysprings Baptist Church.

        B. Lynn Spencer has been a broker with Spencer/Hines Properties, a commercial real estate firm located in Spartanburg, South Carolina, since 1994. Mr. Spencer is a member of the state and national CCIM Chapter, is a graduate of Leadership Spartanburg, and served as president for the State CCIM Chapter in 2001. He has also served on the advisory board for The National Bank of South Carolina from 2001 to 2004.

        J. Neal Workman, Jr. has been the president and owner of Trehel Corporation, a general contractor serving the commercial and industrial segment of the entire Upstate, since 1982. Mr. Workman is also the vice president of Pendleton Homes, a design and build firm serving the Upstate, and president of Pendleton Properties, a metal buildings company. He graduated from Wofford College in 1969 with a B.A. degree in economics. Mr. Workman is active in the Upstate community. He currently serves as the Area Commissioner for Tri-County Technical College, as the State Chair of Heritage Corridor, and on Clemson University Industry Advisory Board for College of Architecture and Humanities. Mr. Workman is also a director of the Anderson Chamber of Commerce and a member of the Seneca, Greater Greenville, and Spartanburg Chambers of Commerce. He is past chairman of the Anderson County Economic Development Partnership and a former member of the Walhalla and Clemson Chambers of Commerce. Mr. Workman was also the 1999 Clemson Area Chamber of Commerce Business Person of the Year. He also served on the local advisory board of First Citizens Bank in Clemson from 1999 to 2004.

        Daniel E. Youngblood serves as chairman of our board, and has been owner and president of Century 21 Flynn & Youngblood, Inc., a real estate company with sales offices in Greenville, Pickens, and Anderson Counties, since 1983, and Youngblood Development Corp., a real estate development company, since 1983. He is also the managing partner of Mainstream Golf, LLC, a company that operates a golf course. Mr. Youngblood graduated from Clemson University in 1977 with a B.S. degree in administrative management. He is active in our community, including service as chairman of the board of the Economic Alliance of Pickens County for the past eight years. He has also served on the regional/local advisory boards for Central Carolina Bank & Trust Company from 1994 to 2004 and Wachovia from 1983 to 1993.

Audit Committee Financial Expert

        Our audit committee has three members, R. Wesley Hammond, W. Michael Riddle, and Joanne M. Rogers. None of the current members of the audit committee nor any other member of our board qualifies as an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. At the present, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert. Although none of audit committee members qualify as “financial experts” as defined in the SEC rules, each of our members has made valuable contributions to the company and its shareholders as members of the audit committee. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

        Our board of directors has implemented a process for shareholders of the company to send communications to the board. Any shareholder desiring to communicate with the board, or with specific individual directors, may so do by writing to the secretary of the company, at CommunitySouth Bancshares, Inc., 6650 Calhoun Memorial Parkway, Easley, South Carolina 29640. The secretary has been instructed by the board to promptly forward all such communications to the addressees indicated thereon.

        We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Therefore, our directors, executive officers, promoters and control persons are not required to comply with Section 16(a) of the Exchange Act.

Code of Ethics

        We have adopted a Code of Ethics that applies to the Directors, officers and employees of our company. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact John Hobbs at our main office to obtain a copy.

Item 10.   Executive Compensation

        The following table shows the cash compensation we paid to our chief executive officer for the year ended December 31, 2004, including total annual compensation, including salary and bonus. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2004.

Summary Compensation Table

Long-Term
Compensation
		Annual Compensation			Awards
Number of
				Other	Securities
				Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	Options	Compensation (2)

C. Allan Ducker, III	2004	$ 75,000	-	$ 45,974	-	$ 310
Chief Executive Officer

(1)         Represents the reimbursement of moving expenses of $40,000 and family health coverage of $5,974.
(2)        Represents insurance premiums of $310.

Employment Agreements

        In March 2004, we entered into an employment agreement with Mr. Ducker, which includes the following principal terms:

o	Serves as chief executive officer of CommunitySouth Bancshares and CommunitySouth Bank and Trust;
o	Base salary of $115,000, which may be increased annually by the board of directors;
o	Term of three years, which is extended automatically at the end of each day so that the remaining term continues to be three years;
o	Entitled to options to purchase a number of shares of common stock equal to 4% of the number of shares sold in the offering;
o	Entitled to family medical, dental, vision, life, and disability insurance, and a reasonable car allowance not to exceed $750 per month;
o	Entitled to relocation expenses in the amount of $40,000;
o	Participates in our retirement, welfare, and other benefit programs;
o	Receives reimbursement for club dues and travel and business expenses;
o	Prohibited from disclosing our trade secrets or confidential information;
o	If we terminate Mr. Ducker’s employment without cause, he will be entitled to severance equal to 24 months of his then base salary;
o	Following a change in control, if Mr. Ducker terminates his employment for a good reason within a 90-day period beginning on the 30th day following a change in control or within a 90-day period beginning on the one year anniversary of the change in control, he will be entitled to severance equal to 36 months of his then base salary; and
o	During his employment and for a period of 24 months thereafter, Mr. Ducker may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Director Compensation

        Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We did not pay any directors’ fees during the fiscal year ended December 31, 2004. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 15, 2005. Unless otherwise indicated, the address of each beneficial owner is c/o CommunitySouth Bancshares, Inc., 6650 Calhoun Memorial Highway, Easley, South Carolina 29640.

	Number of		% of Beneficial
Name	Shares Owned (1)	Right to Acquire (2)	Ownership (3)
David Larry Brotherton	49,100	-	1.64%
G. Dial DuBose	24,250	-	*
C. Allan Ducker, III	9,700	-	*
David W. Edwards	48,500	-	1.62%
R. Wesley Hammond	24,250	-	*
David A. Miller	9,700	-	*
John W. Hobbs	5,000	-	*
Arnold J. Ramsey	24,250	-	*
W. Michael Riddle	33,950	-	1.13%
Joanne M. Rogers	48,500	-	1.62%
B. Lynn Spencer	48,500	-	1.62%
J. Neal Workman, Jr.	48,500	-	1.62%
Daniel E. Youngblood	48,500	-	1.62%
All executive officers as directors	422,700	-	14.11%
(13 persons)

_______________
*Indicates less than 1% ownership.

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within the next 60 days of March 15, 2005 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.

(3)	For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 2,995,942 shares of common stock outstanding on March 15, 2005.

Item 12.   Certain Relationships and Related Transactions

        We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

        We purchased the site for the permanent branch office in Easley on March 16, 2005 from one of our directors, Daniel E. Youngblood. The purchase price for the property is $775,000. We received two MAI appraisals that valued the property at the purchase price. In addition, we will lease the adjoining site from Mr. Youngblood for $3,443 per month. This will serve as the site for the modular facility during the construction of the permanent building.

Item 13.   Exhibits.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-117053).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-117053).

4.1.	See Exhibits 3.1 and 3.2 for provisions in CommunitySouth Bancshares, Inc.‘s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-117053).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-117053).

10.1	Employment Agreement between CommunitySouth Bancshares, Inc. and C. Allan Ducker, III dated March 29, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No.33117053).*

10.2	Employment Agreement between CommunitySouth Bancshares, Inc. and David A. Miller dated March 29, 2004 (incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-117053).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's Form SB-2, File No. 333-117053).*

10.4	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust (incorporated by reference to Exhibit 10.6 of the Company’s Form SB-2, File No. 333-117053).

10.5	Employment Agreement between CommunitySouth Bancshares, Inc. and John W. Hobbs dated August 17, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form SB-2, File No. 333-117053).*

10.6	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-117053).

10.7	Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.10 of the Company's Form SB-2 as, File No. 333-117053).

10.8	Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.11 of the Company's Form SB-2, File No. 333-117053).

10.9	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement.*

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

______________
*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant Fees and Services

        Elliott Davis LLC was our auditor during the fiscal year ended December 31, 2004. The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2004:

Year Ended
December 31, 2004

Audit Fees	$9,500
Audit-Related Fees	6,722
Tax Fees	2,400
All Other Fees	-

Total	$18,622

        Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the company’s 2004 fiscal year for the audit of the company’s consolidated annual financial statements.

        Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal year ended December 31, 2004. These services principally related to the audit of the development stage financial statements and procedures related to SEC filing of Form SB-2 in connection with the Company’s registration statement.

        Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of federal and state income tax returns for the company and its subsidiaries.

        Oversight of Accountants; Approval of Accounting Fees. Under the provisions of its charter, the audit committee is responsible for the retention, compensation, and oversight of the work of the independent auditors. The charter provides that the audit committee must pre-approve the fees paid for the audit. The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor. All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITYSOUTH BANCSHARES, INC.

Date: March 28, 2005	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints c. Allan Ducker, III, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Larry Brotherton David Larry Brotherton	Director	March 28, 2005

/s/ G. Dial Dubose G. Dial Dubose	Director	March 28, 2005

/s/ C. Allan Ducker, III C. Allan Ducker, III	Chief Executive Officer, Director	March 28, 2005

/s/ David W. Edwards David W. Edwards	Director	March 28, 2005

/s/ R. Wesley Hammond R. Wesley Hammond	Director	March 28, 2005

/s/ David A. Miller David A. Miller	President, Director	March 28, 2005

/s/ John W. Hobbs John W. Hobbs	Chief Financial Officer and principal accounting officer	March 28, 2005

/s/ Arnold J. Ramsey* Arnold J. Ramsey*	Director	March 28, 2005

/s/ W. Michael Riddle W. Michael Riddle	Director	March 28, 2005

/s/ Joanne M. Rogers Joanne M. Rogers	Director	March 28, 2005

/s/ B. Lynn Spencer B. Lynn Spencer	Director	March 28, 2005

/s/ J. Neal Workman, Jr. J. Neal Workman, Jr.	Director	March 28, 2005

/s/ Daniel E. Youngblood Daniel E. Youngblood	Director	March 28, 2005

Exhibit Index

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-117053).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-117053).

4.1.	See Exhibits 3.1 and 3.2 for provisions in CommunitySouth Bancshares, Inc.‘s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-117053).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-117053).

10.1	Employment Agreement between CommunitySouth Bancshares, Inc. and C. Allan Ducker, III dated March 29, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No.33117053).*

10.2	Employment Agreement between CommunitySouth Bancshares, Inc. and David A. Miller dated March 29, 2004 (incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-117053).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's Form SB-2, File No. 333-117053).*

10.4	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust (incorporated by reference to Exhibit 10.6 of the Company’s Form SB-2, File No. 333-117053).

10.5	Employment Agreement between CommunitySouth Bancshares, Inc. and John W. Hobbs dated August 17, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form SB-2, File No. 333-117053).*

10.6	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-117053).

10.7	Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.10 of the Company's Form SB-2 as, File No. 333-117053).

10.8	Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.11 of the Company's Form SB-2, File No. 333-117053).

10.9	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement.*

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.