Form 10QSB
period 2004-12-31
CommunitySouth Bancshares Inc
filed 2005-05-12
CIK 1295879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

     Yes   X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,995,942 shares of common stock, par value $.01 per share, were issued and outstanding as of May 6, 2005.

Transitional Small Business Disclosure Format (check one):      Yes      No  X

CommunitySouth Bancshares, Inc.

Part I — Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
March 31, 2005
(Unaudited)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Development Stage
		Enterprise)
Assets
Cash and cash equivalents
Cash and due from bank	$843,647	$28,811,921
Restricted cash	-	829,345
Federal funds sold	2,261,000	0

Total cash and cash equivalents	3,104,647	29,641,266
Loans	37,780,854	-
Less reserve for loan losses	(510,000)	-

	37,270,854	-

Accrued interest receivable	105,951	-
Property and equipment, net	1,139,186	48,553
Other assets	340,856	138,738

Total assets	$41,961,494	$29,828,557

Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing deposits	$1,311,135	-
Interest bearing deposits	$12,284,398	-
Subscriptions to be refunded	-	829,345
Accrued expense	4,200	-
Accrued interest payable	13,758	-
Other liabilities	-	15,092

	13,613,491	844,437

Commitments and Contingencies
Shareholders' Equity
Preferred stock, par value $.01 per share
10,000,000 shares authorized, no shares issued	-	-
Common Stock, par value $.01 per share
10,000,000 shares authorized 2,995,942 issued
and outstanding at March 31, 2005 and
December 31, 2004	29,959	29,959
Additional paid-in capital	29,400,851	29,483,034
Retained deficit	(1,082,807)	(528,873)

Total shareholders' equity	28,348,003	28,984,120

Total liabilities and shareholders' equity	$41,961,494	$29,828,557

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENT OF INCOME
For the Three Months Ended March 31, 2005
(Unaudited)

Interest income
Interest and dividends on investments	$72,714
Interest and fees on loans	211,449

Total interest income	284,163
Interest expense	20,249

Net interest income	263,914
Provision for loan loss	510,000

Net interest income after provision for loan losses	(246,086)

Noninterest income
Mortgage Origination Fee Income	36,386
Other income	13,260

Total noninterest income	49,646
Noninterest expense
Salaries and benefits	293,712
Professional fees	17,561
Advertising	55,048
Supplies	43,580
Data processing	11,773
Occupancy	31,511
Depreciation	24,168
Equipment maintenance and rental	19,392
Telephone	11,014
Other	51,804

Total noninterest expense	559,563
Net loss before taxes	(756,003)
Benefit for income taxes	202,069

Net loss	$(553,934)

Basic and diluted loss per share	$(0.18)
Weighted average shares outstanding	2,995,942

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2005
(Unaudited)

					Total
	Common Stock		Additional	Retained	Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2004	2,995,942	$29,959	$29,483,034	$(528,873)	$28,984,120
Net loss				(553,934)	(553,934)
Additional offering expenses			(82,183)		(82,183)

Balance at March 31, 2005	2,995,942	$29,959	$29,400,851	$(1,082,807)	$28,348,003

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005
(Unaudited)

Operating activities
Net loss	$(553,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	510,000
Depreciation and amortization	24,168
Change in accrued interest receivable	(105,951)
Change in accrued interest payable	13,758
Change in accrued expenses	4,200
Change in other assets	(202,118)
Change in other liabilities	(15,092)

Net cash used in operating activities	(324,969)

Investing activities
Increase (decrease) in cash realized from:
Net increase in loans outstanding	(37,780,854)
Purchase of property and equipment	(1,114,801)

Net cash used in investing activities	(38,895,655)

Financing activities
Refund of subscriptions
Additional stock offering costs	(829,345)
(82,183)
Net increase in deposit accounts	13,595,533

Net cash provided by financing activities	12,684,005
Net decrease in cash	(26,536,619)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,641,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,104,647

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business activity and organization

CommunitySouth Bancshares, Inc. (the “Company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the “Bank”). The Bank is a state chartered bank organized under the laws of South Carolina in Pickens County, South Carolina. From inception in March 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The company received approval from the FDIC, Federal Reserve and the State Board of Financial Institutions in January 2005. The Bank began operations on January 18, 2005. The Bank is primarily engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2004 included in the company’s Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Until the Bank opened for business on January 18, 2005, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business, and thus, comparison of the quarter ended March 31, 2005 to March 31, 2004 is not meaningful. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of CommunitySouth Bancshares, Inc., the parent company, and CommunitySouth Bank and Trust, its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated statements.

Management’s Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and valuation of foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Loans receivable - Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned on loans are amortized over the life of the loan.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At March 31, 2005, management has determined that the Company had no impaired loans.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Management evaluates current and future economic conditions which may affect the borrowers’ ability to pay and the underlying collateral value of the loans in determining the estimate of the allowance for loan losses. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Residential Loan Origination Fees - The Company offers residential loan origination services to its customers. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondent.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carryforwards.

Loss Per Share - Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method. Due to the net loss, the outstanding warrants and stock options are not considered common stock equivalents and therefore, dilutive loss per share is not presented.

Warrants and stock options - Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $10.00 per share for every two shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 109,700 warrants. In addition, the Company has adopted a stock option plan. The Company accounts for the warrants and stock options under the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost will be reflected in the net income, as all warrants and stock options granted under these plans will have the exercise price equal to the market value of the underlying common stock on the date of grant.

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

NOTE 3 - LEASES

Easley location - The Company leases the site, modular facility and equipment for $7,154 per month for the temporary modular banking facility being used during the construction of the main office in Easley. The Company purchased land for the main office in Easley on March 16, 2005 for $775,000. Construction is expected to start in the second quarter of 2005.

Spartanburg location - The Company has a six month lease for its Spartanburg office with monthly rental payments of $2,528, which began in March 2005.

Greenwood location - The Company has a six month lease for its Greenwood office with monthly rental payments of $725, which began in March 2005.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

In December 2003, the FASB issued FIN No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;
o	changes in the interest rate environment which could reduce anticipated or actual margins;
o	changes in political conditions or the legislative or regulatory environment;
o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
o	changes occurring in business conditions and inflation;
o	changes in technology;
o	changes in monetary and tax policies;
o	the level of allowance for loan loss;
o	the rate of delinquencies and amounts of charge-offs;
o	the rates of loan growth;
o	adverse changes in asset quality and resulting credit risk-related losses and expenses;
o	loss of consumer confidence and economic disruptions resulting from terrorist activities;
o	changes in the securities markets; and
o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2005 and also analyzes our financial condition as of March 31, 2005. Because our bank opened for business on January 18, 2005, a comparison of the quarter ended March 31, 2005 to quarter ended March 31, 2004 is not meaningful. Until January 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the State Board of Financial Institutions for our application to charter the bank, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank. We received approval from the FDIC, Federal Reserve, and the State Board of Financial Institutions in January 2005 and commenced business on January 18, 2005. We completed our stock offering in February 2005, upon the issuance of 2,995,942 shares for a total of $29,959,420. We capitalized the bank with $20,500,000 of the proceeds from the stock offering.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

Results of Operations

We incurred a net loss of $553,934 for the three months ended March 31, 2005. Included in the $553,934 of loss is a non-cash expense of $510,000 related to the provision for loan loss. We realized $284,163 in interest income, of which $72,714 was from investment activities and $211,449 was from loan activities. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. The bank incurred interest expense of $20,249 in the first quarter of 2005. All of the interest expense was related to deposit accounts. The bank had $36,386 in mortgage origination fee income.

We incurred general and administrative expenses of $559,563 during the three months ended March 31, 2005. Included in the expense is $293,712 of salaries and benefits, $31,511 of occupancy expenses, $17,561 of professional expense, $11,773 of data processing expense, and $55,048 of advertising expense. We also incurred $43,580 of expenses related to supplies. We incurred $43,560 in other fixed asset cost, which included $24,168 in depreciation and $19,392 in equipment maintenance and rental. The company incurred $31,511 in occupancy expense related to our offices in Easley, Spartanburg and Greenwood. The primarily expense in other expense relates to the various expenses that were required to form the bank.

Assets and Liabilities

General

At March 31, 2005, we had total assets of $42.0 million, consisting principally of $37.8 million in loans, $2.3 million in federal funds sold, and $843,647 in cash and due from banks. Liabilities at March 31, 2005 totaled $13.6 million, consisting principally of $13.6 million in deposits. At March 31, 2005, shareholders’ equity was $28.3 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2005, our loan portfolio consisted primarily of $29.7 million of commercial real estate loans, $7.0 million of commercial business loans, and $1.1 million of consumer and home equity loans. At March 31, 2005, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses will be based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We will also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits, and short-term repurchase agreements. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market. At March 31, 2005, we had $13.6 million in deposits which consisted primarily of $697,333 in personal checking, $1.2 million in business checking, $4.8 million in certificates of deposit, $5.6 million in brokered deposits and $1.3 million of money market accounts.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are ours primary source of funds for credit activities. We have lines of credit with unrelated banks totaling $5.125 million. These lines are available on a one to seven day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash and securities available for sale-to-total assets ratio, which was at 7.40% at March 31, 2005.

Capital Resources

Total shareholders’ equity decreased from $29.0 million at December 31, 2004 to $28.3 million at March 31, 2005. The decrease is due to the net loss for the period of $553,934, and additional stock offering expenses charged directly to shareholders’ equity of $82,183.

The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Because our total assets are less than $150 million, we are judged only by the adequacy of the bank’s capital and not at the holding company level. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of March 31, 2005, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the bank and the regulatory minimum requirements at March 31, 2005.

(Dollars in thousands)

					Adequately
			Well Capitalized		Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$20,000	50.68%	$3,946	10.0%	$3,157	8.0%
Tier 1 capital to risk weighted assets	$19,497	49.40%	$2,369	6.0%	$1,579	4.0%
Tier 1 capital to average assets	$19,497	84.80%	$1,150	5.0%	$920	4.0%

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2004, as filed in our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II - Other Information

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to Vote of Security Holders

Not applicable

Items 5. Other Information

Not applicable

Item 6. Exhibits

31.1    Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2    Rule 15d-14(a) Certification of the Principal Financial Officer.

32       Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2005	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer

Date: May 11, 2005	By: /s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number     Description

31.1    Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2    Rule 15d-14(a) Certification of the Principal Financial Officer.

32       Section 1350 Certifications.