Form 10QSB
period 2005-06-30
CommunitySouth Bancshares Inc
filed 2005-08-15
CIK 1295879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 333-117053

COMMUNITYSOUTH BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	20-0934786
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

6650 Calhoun Memorial Highway
Easley, South Carolina 29640
(Address of principal executive
offices, including zip code)

(864) 306-2540
(Issuer’s telephone number, including area code)

______________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X   No

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,995,942 shares of common stock, par value $.01 per share, outstanding as of August 10, 2005.

Transitional Small Business Disclosure Format (check one):      Yes      No  X

CommunitySouth Bancshares, Inc.

Part I – Financial Information

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
June 30, 2005

	June 30, 2005	December 31, 2004
	(Unaudited)	(Development Stage
		Enterprise)
		(Audited)
Assets
Cash and cash equivalents
Cash and due from bank	$847,263	$28,811,921
Restricted cash	-	829,345
Federal funds sold	11,009,000	-

Total cash and cash equivalents	11,856,263	29,641,266
Loans	70,910,749	-
Less reserve for loan losses	(957,000)	-

	69,953,749	-

Accrued interest receivable	230,306	-
Property and equipment, net	1,278,312	48,553
Other assets	472,529	138,738

Total assets	$83,791,159	$29,828,557

Liabilities and Shareholders’ Equity
Liabilities
Noninterest bearing deposits	$3,844,950	-
Interest bearing deposits	$51,673,830	-
Subscriptions to be refunded	-	829,345
Accrued expense	15,080	-
Accrued interest payable	219,963	-
Other liabilities	1,455	15,092

	55,755,278	844,437

Shareholders’ Equity
Preferred stock, par value $.01 per share
10,000,000 shares authorized, no shares issued	-	-
Common Stock, par value $.01 per share
10,000,000 shares authorized 2,995,942 issued
and outstanding at June 30, 2005 and
December 31, 2004	29,959	29,959
Additional paid-in capital	29,400,851	29,483,034
Retained deficit	(1,394,929)	(528,873)

Total shareholders’ equity	28,035,881	28,984,120

Total liabilities and shareholders’ equity	$83,791,159	$29,828,557

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Interest income
Interest and dividends on investments	$56,092	$128,806
Interest and fees on loans	912,767	1,133,355

Total interest income	968,859	1,262,161

Interest expense	295,529	315,778

Net interest income	673,330	946,383

Provision for loan loss	(447,000)	(957,000)

Net interest income after provision for loan losses	226,330	(10,617)

Noninterest income
Mortgage Origination Fee Income	81,396	117,782
Other income	4,588	8,709

Total noninterest income	85,984	126,491

Noninterest expense
Salaries and benefits	396,210	689,922
Professional fees	37,456	55,017
Advertising	69,002	124,050
Supplies	15,744	59,324
Data processing	29,158	40,931
Occupancy	31,085	62,596
Depreciation	40,045	64,213
Equipment maintenance and rental	5,332	24,724
Telephone	10,567	21,581
Other	94,157	145,961

Total noninterest expense	728,756	1,288,319

Net loss before taxes	(416,442)	(1,172,445)

Benefit for income taxes	104,320	306,389

Net loss	$(312,122)	$(866,056)

Basic and diluted loss per share	$(0.10)	$(0.29)

Weighted average shares outstanding	2,995,942	2,995,942

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2005
(Unaudited)

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2004	2,995,942	$29,959	$29,483,034	$(528,873)	$28,984,120

Net loss	-	-	-	(866,056)	(866,056)

Additional offering expenses	-	-	(82,183)	-	(82,183)

Balance at June 30, 2005	2,995,942	$29,959	$29,400,851	$(1,394,929)	$28,035,881

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005
(Unaudited)

Operating activities
Net loss	$(866,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	957,000
Depreciation and amortization	64,213
Change in accrued interest receivable	(230,306)
Change in accrued interest payable	219,963
Change in accrued expenses	15,080
Change in other assets	(333,791)
Change in other liabilities	(13,637)

Net cash used in operating activities	(187,534)

Investing activities
Increase (decrease) in cash realized from:
Net increase in loans outstanding	(70,910,749)
Purchase of property and equipment	(1,293,972)

Net cash used in investing activities	(72,204,721)

Financing activities
Refund of subscriptions	(829,345)
Additional stock offering costs	(82,183)
Net increase in deposit accounts	55,518,780

Net cash provided by financing activities	54,607,252

Net decrease in cash	(17,785,003)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,641,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,856,263

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business activity and organization

CommunitySouth Bancshares, Inc. (the "Company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the "Bank"). The Bank is a state chartered bank organized under the laws of South Carolina in Pickens County, South Carolina. From inception in March 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The company received approval from the FDIC, Federal Reserve and the State Board of Financial Institutions in January 2005. The Bank began operations on January 18, 2005. The Bank is primarily engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2004 included in the Company’s Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Until the Bank opened for business on January 18, 2005, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as the Company devoted substantially all of its efforts to establishing a new business, and thus, comparison of the quarter ended June 30, 2005 to June 30, 2004 is not meaningful. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of CommunitySouth Bancshares, Inc., the parent company, and CommunitySouth Bank and Trust, its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated statements.

Management’s Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Loans receivable – Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned on loans are amortized over the life of the loan.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At June 30, 2005, management has determined that the Company had no impaired loans.

Allowance for Loan Losses – An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Management evaluates current and future economic conditions which may affect the borrowers’ ability to pay and the underlying collateral value of the loans in determining the estimate of the allowance for loan losses. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Premises, Furniture and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Residential Loan Origination Fees – The Company offers residential loan origination services to its customers. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized in income at the time the loans are closed by the Company’s correspondent.

Income Taxes – Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carryforwards. It is more likely than not the operating losses generated will be utilized prior to their expiration.

Loss Per Share – Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method. Due to the net loss, the outstanding warrants and stock options are not considered common stock equivalents and therefore, dilutive loss per share is not presented.

Warrants and stock options – Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $10.00 per share for every two shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 109,700 warrants. In addition, the Company has adopted a stock option plan. As of June 30, 2005 the Company has 335,031 outstanding options to employees and directors. No stock-based compensation cost will be reflected in the net income, as all warrants and stock options granted under these plans will have the exercise price equal to the market value of the underlying common stock on the date of grant.

Statement of Cash Flows – For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

NOTE 3 - LEASES

Easley location – The Company leases the site, modular facility and equipment for $7,154 per month for the temporary modular banking facility being used during the construction of the main office in Easley. The Company purchased land for the main office in Easley on March 16, 2005 for $775,000. Construction is expected to start in the third quarter of 2005.

Spartanburg location – The Company has a six month lease for its Spartanburg office with monthly rental payments of $2,528, which began in March 2005.

Greenwood location – The Company has a six month lease for its Greenwood office with monthly rental payments of $725, which began in March 2005.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company will adopt SFAS No. 123(R) effective January 1, 2006.

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

NOTE 5 – STOCK OPTIONS AND WARRANTS

As of June 30, 2005, the Company has a stock-based employee and director option plan. Prior to its revision in December 2004, SFAS No. 123, "Accounting for Stock-Based Compensation," allowed a company to either adopt the fair market value method of valuation or continue using the intrinsic valuation method presented under APB Opinion No. 25 to account for stock-based compensation. SFAS No. 123 permitted companies to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. In management’s opinion, the existing stock option valuation models did not necessarily provide a reliable single measure of stock option fair market value. Therefore, as permitted, the Company applied the existing accounting rules under APB Opinion No. 25 and provided proforma net income and proforma earnings per common share disclosures for stock option grants as if the fair market value based method defined in SFAS No. 123 had been applied. In accordance with the provisions of ABP Opinion No. 25 and related interpretations, which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant, no compensation expense was recognized for stock options granted during the three or six months periods ended June 30, 2005.

The table set forth below summarizes the impact the fair market value recognition provisions of SFAS No. 123 would have had on net income and earnings per common share if the Company had applied these provisions to stock-based compensation for the periods indicated (in thousands, except per share data).

	For the three months ended	For the six months ended
	June 30, 2005	June 30, 2005
Net Income (Loss), as reported	(312,122)	(866,056)
Deduct: Total stock-based employee and director
Compensation expense determined under fair value-based
Methods for all awards, net of related tax effects	(983,000)	(983,000)
Pro-forma net income (loss)	(1,295,122)	(1,849,056)

Earnings per share
Basic and diluted - as reported	$(0.10)	$(0.29)
Basic and diluted - pro-forma	$(0.43)	$(0.62)

The Company granted 344,206 options and 109,700 warrants during the six month period ended June 30, 2005. The weighted average fair value of options and warrants granted approximated $3.40. The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 10% , average risk-free interest rate of 4%, expected lives of 10 years, and a vesting period of 120 days.

The table set forth below summarizes stock option activity for the Company’s 2005 Stock Incentive Plan for the period indicated.

		Weighted-Average
	Stock Options	Exercise Price
Outstanding at December 31, 2004	-	-
Granted	344,206	10.00
Forfeited	9,175	10.00
Exercised	-	-

Outstanding at June 30, 2005	335,031	10.00

In December 2004, the FASB published SFAS No. 123 (revised), “Share-Based Payment”. SFAS No. 123 (R) was designed to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair market value of the equity of liability instruments issued. The Company will be required to apply SFAS No. 123 (R) as of the first annual reporting period that begins after December 31, 2005. Until the time of adoption, the Company will continue to comply with the requirements of the original SFAS No. 123 as amended December 2002.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter and six months ended June 30, 2005 and also analyzes our financial condition as of June 30, 2005. Because our bank opened for business on January 18, 2005, a comparison of the quarter and six month periods ended June 30, 2005 to the quarter and six month periods ended June 30, 2004 is not meaningful. Until January 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the State Board of Financial Institutions for our application to charter the bank, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank. We received approval from the FDIC, Federal Reserve, and the State Board of Financial Institutions in January 2005 and commenced business on January 18, 2005. We completed our stock offering in February 2005, upon the issuance of 2,995,942 shares for a total of $29,959,420. We capitalized the bank with $20,500,000 of the proceeds from the stock offering. We now have a full service office in Easley and limited service loan production offices in Spartanburg and Greenwood. We have received regulatory approval to establish full service branches in both Spartanburg and Mauldin. Construction has started on the Easley headquarters site. Cost estimates for the Easley headquarters project as well as the Spartanburg and Mauldin leasehold improvements projects have not been finalized.

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

Results of Operations

We incurred a net loss of $866,056 for the six months ended June 30, 2005. We incurred a net loss of $312,122 for the three months ended June 30, 2005. Included in the $866,056 of loss is a non-cash expense of $957,000 related to the provision for loan loss. For the three months ended June 30, 2005, there is a non-cash expense of $447,000 related to the provision for loan loss. For the six months ended June 30, 2005, we realized $1,262,161 in interest income, of which $128,806 was from investment activities and $1,133,355 was from loan activities. For the three months ended June 30, 2005 we realized $968,859 in interest income, of which $56,092 was from investment activities and $912,767 was from loan activities. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $315,778 for the six months ended June 30, 2005. We incurred interest expense of $295,529 in the second quarter of 2005. All of the interest expense was related to deposit accounts. We had $117,782 in mortgage origination fee income for the six months ended June 30, 2005. We had $81,396 in mortgage origination fee income in the second quarter of 2005.

We incurred noninterest expense of $1,288,319 during the six months ended June 30, 2005. Included in the expense was $689,922 of salaries and benefits, $62,596 of occupancy expenses, $55,017 of professional expense, $40,931 of data processing expense, and $124,050 of advertising expense. We also incurred $59,324 of expenses related to supplies. The noninterest expense incurred in the three months ended June 30, 2005 was $728,756. Included in the expense was $396,210 of salaries and benefits, $31,085 of occupancy expenses, $37,456 of professional expense, $29,158 of data processing expense, and $69,002 of advertising expense. We also incurred $15,744 of expenses related to supplies. For the six months ended June 30, 2005, we incurred $88,937 in other fixed asset cost, which included $64,213 in depreciation and $24,724 in equipment maintenance and rental. For the three months ended June 30, 2005, we incurred $45,377 in other fixed asset cost, which included $40,045 in depreciation and $5,332 in equipment maintenance and rental. We incurred $31,085 and $62,596 in occupancy expense related to our offices in Easley, Spartanburg and Greenwood for the three and six months ended June 30, 2005, respectively. The primary expense in the other expense category relates to the various expenses we incurred to form the bank.

Assets and Liabilities

General

At June 30, 2005, we had total assets of $83.8 million, consisting principally of $70.9 million in loans, $11.0 million in federal funds sold, and $0.8 million in cash and due from banks. Liabilities at June 30, 2005 totaled $55.8 million, consisting principally of $55.5 million in deposits. At June 30, 2005, shareholders’ equity was $28.0 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2005, our loan portfolio consisted primarily of $59.8 million of real estate loans, $8.2 million of commercial business loans, and $2.9 million of consumer and home equity loans.

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2005, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

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

Deposits

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market. At June 30, 2005, we had $55.5 million in deposits, which consisted primarily of $1.1 million in personal checking, $3.5 million in business checking, $9.3 million in certificates of deposit, $39.0 million in brokered deposits and $2.6 million of money market and savings accounts.

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We have lines of credit with unrelated banks totaling $7.125 million. These lines are available on a one to seven day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash and securities available for sale-to-total assets ratio, which was at 14.15% at June 30, 2005.

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005, we had issued commitments to extend credit of $14.8 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
Total shareholders’ equity decreased from $29.0 million at December 31, 2004 to $28.0 million at June 30, 2005. The decrease is due to the net loss for the period of $866,056, and additional stock offering expenses charged directly to shareholders’ equity of $82,183.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of June 30, 2005, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the bank and the regulatory minimum requirements at June 30, 2005.

(Dollars in thousands)

					Adequately
			Well Capitalized		Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$19,669	26.39%	$7,453	10.0%	$5,963	8.0%
Tier 1 capital to risk weighted assets	$18,734	25.14%	$4,472	6.0%	$2,981	4.0%
Tier 1 capital to average assets	$18,734	30.16%	$3,106	5.0%	$2,485	4.0%

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

Item 3.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II — Other Information

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable

Items 5.  Other Information

        On March 15, 2005, we issued 109,700 warrants to those organizing directors set forth in our initial registration statement on Form SB-2 (file no. 333-117053). The organizing directors had invested significant time and effort to form CommunitySouth Bancshares and CommunitySouth Bank and Trust, and they individually guaranteed our line of credit to the bank to cover organizational expenses. In recognition of the financial risk and efforts they had undertaken in organizing the bank, each organizing director received, for no additional consideration, a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every two shares the organizing director purchased in the offering, up to a maximum of 10,000 shares per organizer. The warrants are evidenced by separate warrant agreements, the form of which is attached as an exhibit to this Form 10-QSB. The warrants vested on May 18 ,2005. In our initial registration statement, we indicated that the warrants would vest over a three-year period. To avoid accounting charges under a new accounting rule, FASB 123R, our board decided to revise the form of warrant agreement and provide that all warrants will vest 120 days after the date the bank opened for business. The warrants are not transferable and the warrants and the shares issued pursuant to the exercise of such warrants will be subject to transferability restrictions applicable to affiliates of CommunitySouth Bancshares. If the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 6.  Exhibits

10.1             Form of Warrant Agreement for Organizing Directors.

31.1             Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2             Rule 13a-14(a) Certification of the Principal Financial Officer.

32                Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2005	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer

Date: August 10, 2005	By: /s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number     Description

10.1             Form of Warrant Agreement for Organizing Directors.

31.1             Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2             Rule 13a-14(a) Certification of the Principal Financial Officer.

32                Section 1350 Certifications.