Form 10QSB
period 2005-09-30
CommunitySouth Bancshares Inc
filed 2005-11-14
CIK 1295879

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

______________________________

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X   No

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                               Yes        No  X

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,995,942 shares of common stock, par value $.01 per share, outstanding as of November 10, 2005.

        Transitional Small Business Disclosure Format (check one):      Yes      No  X

CommunitySouth Bancshares, Inc.

Part I – Financial Information

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
September 30, 2005

	September 30, 2005	December 31, 2004
	(Unaudited)	(Development Stage
		Enterprise)
		(Audited)
Assets
Cash and cash equivalents
Cash and due from bank	$1,394,895	$28,811,921
Restricted cash	-	829,345
Federal funds sold	29,310,000	-

Total cash and cash equivalents	30,704,895	29,641,266
Other investments, at cost	82,700	-
Loans	90,843,743	-
Less reserve for loan losses	(1,226,000)	-

	89,617,743	-

Accrued interest receivable	309,878	-
Property and equipment, net	1,647,524	48,553
Other assets	468,231	138,738

Total assets	$122,830,971	$29,828,557

Liabilities and Shareholders’ Equity

Liabilities
Noninterest bearing deposits	$7,625,670	$-
Interest bearing deposits	86,442,469	-
Subscriptions to be refunded	-	829,345
Accrued expense	25,035	-
Accrued interest payable	694,459	-
Other liabilities	3,724	15,092

	94,791,357	844,437

Shareholders’ Equity
Preferred stock, par value $.01 per share
10,000,000 shares authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized 2,995,942 issued
and outstanding at September 30, 2005 and
December 31, 2004	29,959	29,959
Additional paid-in capital	29,400,851	29,483,034
Retained deficit	(1,391,196)	(528,873)

Total shareholders' equity	28,039,614	28,984,120

Total liabilities and shareholders' equity	$122,830,971	$29,828,557

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Interest income
Interest and dividends on investments	$127,746	$256,552
Interest and fees on loans	1,451,612	2,584,967

Total interest income	1,579,358	2,841,519

Interest expense	626,909	942,687

Net interest income	952,449	1,898,832

Provision for loan loss	(269,000)	(1,226,000)

Net interest income after provision for loan losses	683,449	672,832

Noninterest income
Mortgage origination fee income	55,999	173,781
Other income	13,024	21,733

Total noninterest income	69,023	195,514

Noninterest expense
Salaries and benefits	408,057	1,097,979
Professional fees	30,412	85,429
Advertising	37,935	161,985
Supplies	22,222	81,546
Data processing	39,902	80,833
Occupancy	40,274	102,870
Depreciation	45,276	109,489
Equipment maintenance and rental	10,862	35,586
Telephone	14,839	36,420
Other	97,662	243,623

Total noninterest expense	747,441	2,035,760

Net income (loss) before taxes	5,031	(1,167,414)

Income tax expense (benefit)	1,298	(305,091)

Net income (loss)	$3,733	$(862,323)

Basic and diluted earnings (loss) per share	$.00	$(0.29)

Weighted average shares outstanding:
Basic	2,995,942	2,995,942
Diluted	3,147,697	-

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2005
(Unaudited)

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2004	2,995,942	$ 29,959	$29,483,034	$ (528,873)	$28,984,120
Net loss	-	-	-	(862,323)	(862,323)
Additional offering expenses	-	-	(82,183)	-	(82,183)

Balance at September 30, 2005	2,995,942	$ 29,959	$29,400,851	$ (1,391,196)	$28,039,614

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005
(Unaudited)

Operating activities
Net loss	$(862,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,226,000
Depreciation and amortization	109,489
Change in accrued interest receivable	(309,878)
Change in accrued interest payable	694,459
Change in accrued expenses	25,035
Change in other assets	(329,493)
Change in other liabilities	(11,368)

Net cash provided by operating activities	541,921

Investing activities

Net increase in loans outstanding	(90,843,743)
Purchase of FHLB Stock	(82,700)
Purchase of property and equipment	(1,708,460)

Net cash used in investing activities	(92,634,903)

Financing activities

Refund of subscriptions	(829,345)
Additional stock offering costs	(82,183)
Net increase in deposit accounts	94,068,139

Net cash provided by financing activities	93,156,611

Net increase in cash	1,063,629

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,641,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,704,895

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2004 included in the Company’s Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Until the Bank opened for business on January 18, 2005, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business, and thus, comparison of the quarter ended September 30, 2005 to September 30, 2004 is not meaningful. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans. In connection with the determination of the allowances for losses on loans, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans may change materially in the near term.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At September 30, 2005 management has determined that the Company had no impaired loans.

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

Premises, Furniture and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

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

Income Taxes – Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carryforwards. It is more likely than not the operating losses generated will be utilized prior to their expiration.

Income (Loss) Per Share – Basic income (loss) per share represents net income or loss available or allocated to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method. Due to the net loss for the nine months ended September 30, 2005, the outstanding warrants and stock options are not considered common stock equivalents and therefore, dilutive loss per share and dilutive shares are not presented for the nine month period.

Warrants and stock options – Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $10.00 per share for every two shares purchased in the stock offering, up to a maximum of 10,000 warrants per director. The Company issued a total of 109,700 warrants. In addition, the Company has adopted a stock option plan. As of September 30, 2005 the Company has 457,381 outstanding options to employees and directors. The Company accounts for the warrants and stock options under the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost will be reflected in the net income, as all warrants and stock options granted under these plans will have the exercise price equal to the market value of the underlying common stock on the date of grant.

Statement of Cash Flows – For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

NOTE 3 – LEASES

Easley location – The Company leases the site, modular facility and equipment for $7,154 per month for the temporary modular banking facility being used during the construction of the main office in Easley. The Company purchased land for the main office in Easley on March 16, 2005 for $775,000. Construction began in the third quarter of 2005.

Spartanburg location – The Company has a ten year lease for its Spartanburg office with an initial monthly rental payment of $6,500, which begins on November 1, 2005.

Greenwood location – The Company has a six month lease for its Greenwood office with monthly rental payments of $725, which was renewed in September 2005.

NOTE 4   RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 5 – STOCK OPTIONS AND WARRANTS

The Company has a stock-based employee and director option plan. Prior to its revision in December 2004, SFAS No. 123, “Accounting for Stock-Based Compensation,” allowed a company to either adopt the fair market value method of valuation or continue using the intrinsic valuation method presented under APB Opinion No. 25 to account for stock-based compensation. SFAS No. 123 permitted companies to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. In management’s opinion, the existing stock option valuation models did not necessarily provide a reliable single measure of stock option fair market value. Therefore, as permitted, the Company applied the existing accounting rules under APB Opinion No. 25 and provided proforma net income and proforma earnings per common share disclosures for stock option grants as if the fair market value based method defined in SFAS No. 123 had been applied. In accordance with the provisions of ABP Opinion No. 25 and related interpretations, which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant, no compensation expense was recognized for stock options granted during the three or nine months periods ended September 30, 2005.

The table set forth below summarizes the impact the fair market value recognition provisions of SFAS No. 123 would have had on net income and earnings per common share if the Company had applied these provisions to stock-based compensation for the periods indicated (in thousands, except per share data).

	For the three months ended	For the nine months ended
	September 30, 2005	September 30, 2005
Net income (loss), as reported	$3,733	$(862,323)
Deduct: Total stock-based employee and director
compensation expense determined under fair value-based
methods for all awards, net of related tax effects	(41,147)	$(1,262,149)

pro-forma net income (loss)	$(37,414)	$(2,124,472)

Earnings per share
Basic and diluted - as reported	$(0.00)	$(0.29)
Basic and diluted - pro-forma	$(0.01)	$(0.71)

The Company granted 466,556 options and 109,700 warrants during the nine month period ended September 30, 2005. The weighted average fair value of options and warrants granted approximated $3.43. The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 10% , average risk-free interest rate of 4% and expected lives of 10 years.

The table set forth below summarizes stock option activity for the Company’s 2005 Stock Incentive Plan for the period indicated.

		Weighted- Average
	Stock Options	Exercise Price
Outstanding at December 31, 2004	-	-
Granted	466,556	10.12
Forfeited	9,175	10.00
Exercised	-	-

Outstanding at September 30, 2005	457,381	10.11

SFAS No. 123 (R) is designed to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair market value of the equity of liability instruments issued. The Company will be required to apply SFAS No. 123 (R) as of the first annual reporting period that begins after December 31, 2005. Until the time of adoption, the Company will continue to comply with the requirements of the original SFAS No. 123 as amended December 2002.

NOTE 6 – RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our rapid growth to date and short operating history;
•	our plans to open two new full-service branches and the resulting pressure this could cause on our management team;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the lack of seasoning of our loan portfolio, especially given our rapid loan growth;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2005 and also analyzes our financial condition as of September 30, 2005. Because our bank opened for business on January 18, 2005, a comparison of the quarter and nine month periods ended September 30, 2005 to the quarter and nine month periods ended September 30, 2004 is not meaningful. Until January 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the State Board of Financial Institutions for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank. We received approval from the FDIC, Federal Reserve, and the State Board of Financial Institutions in January 2005, and commenced business on January 18, 2005. We completed our stock offering in February 2005, upon the issuance of 2,995,942 shares for a total of $29,959,420. We capitalized the bank with $20,500,000 of the proceeds from the stock offering. We now have a full service office in Easley and limited service loan production offices in Spartanburg and Greenwood. We have received regulatory approval to establish full service branches in both Spartanburg and Mauldin. Construction and renovations have started on all three sites.

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

Results of Operations

We incurred a net loss of $862,323 for the nine months ended September 30, 2005. Our net income was $3,733 for the three months ended September 30, 2005, which represents our first quarterly profit. Included in the $862,323 net loss for the nine months ended September 30, 2005 is a non-cash expense of $1,226,000 for the provision for loan losses. For the three months ended September 30, 2005, our provision for loan losses was $269,000. For the nine months ended September 30, 2005, we realized $2,841,519 in interest income, of which $256,552 was from investment activities and $2,584,967 was from loan activities. For the three months ended September 30, 2005, we realized $1,579,358 in interest income, of which $127,746 was from investment activities and $1,451,612 was from loan activities. The substantial increase in our interest income is primarily a result of our rapid loan growth during our first nine months of operation. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $942,687 for the nine months ended September 30, 2005. We incurred interest expense of $626,909 in the third quarter of 2005. All of the interest expense was related to deposit accounts.

We had noninterest income of $69,023 and $195,514 for the three and nine month periods ended September 30, 2005, respectively. Mortgage origination fee income for the nine months ended September 30, 2005 was $173,781. We had $55,999 in mortgage origination fee income in the third quarter of 2005.

We incurred noninterest expense of $2,035,760 during the nine months ended September 30, 2005. Included in the expense was $1,097,979 of salaries and benefits, $102,870 of occupancy expenses, $85,429 of professional expense, $80,833 of data processing expense, and $161,985 of advertising expense. We also incurred $81,546 of expenses related to supplies. The noninterest expense incurred in the three months ended September 30, 2005 was $747,441. Included in the expense was $408,057 of salaries and benefits, $40,274 of occupancy expenses, $30,412 of professional expense, $39,902 of data processing expense, and $37,935 of advertising expense. We also incurred $22,222 of expenses related to supplies. The primary expense in the other expense category relates to the various expenses we incurred to form the bank.

For the nine months ended September 30, 2005, we incurred $145,075 in other fixed asset expenses, which included $109,489 in depreciation and $35,586 in equipment maintenance and rental. For the three months ended September 30, 2005, we incurred $56,138 in other fixed asset expense, which included $45,276 in depreciation and $10,862 in equipment maintenance and rental. We incurred $40,274 and $102,870 in occupancy expense related to our offices in Easley, Spartanburg and Greenwood for the three and nine months ended September 30, 2005, respectively.

As described above under Note 4 – Recently Issued Accounting Standards, beginning with calendar year 2006, SFAS No. 123(R) will require us to measure all employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense in future reporting periods will include a compensation expense for the fair value of stock options we have granted. If we had been required to report this expense for the nine months ended September 30, 2005, we would have reported an additional compensation expense of $ 1,262,149.

Assets and Liabilities

General

At September 30, 2005, we had total assets of $122.8 million, consisting principally of $90.8 million in loans, $29.3 million in federal funds sold, and $1.4 million in cash and due from banks. Liabilities at September 30, 2005 totaled $94.8 million, consisting principally of $94.1 million in deposits. At September 30, 2005, shareholders’ equity was $28.0 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2005, our loan portfolio consisted of $79.1 million of real estate loans, $8.0 million of commercial business loans, and $3.7 million of consumer and home equity loans.

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At September 30, 2005, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance for loan losses represents an amount which we believe is adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market. At September 30, 2005, we had $94.1 million in deposits, which consisted primarily of $3.4 million in personal checking, $6.3 million in business checking, $30.4 million in certificates of deposit, $50.2 million in brokered certificates of deposit and $3.8 million of money market and savings accounts.

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We have lines of credit with unrelated banks totaling $7.125 million. These lines, which are unsecured, are available on a one to seven day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs as well as our construction commitments. The level of liquidity is measured by the cash and cash equivalents-to-total assets ratio, which was at 25% at September 30, 2005.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 10% of the bank’s total assets which meant $12.2 million was available as of September 30, 2005. Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005, we had issued commitments to extend credit of $18.3 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
Total shareholders’ equity decreased from $29.0 million at December 31, 2004 to $28.0 million at September 30, 2005. The decrease is due to the net loss for the period of $862,323, and additional stock offering expenses charged directly to shareholders’ equity of $82,183.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of September 30, 2005, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the bank and the regulatory minimum requirements at September 30, 2005.

(Dollars in thousands)

					Adequately
			Well Capitalized		Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$19,965	20.29%	$9,838	10.0%	$7,871	8.0%
Tier 1 capital to risk weighted assets	$18,739	19.05%	$5,903	6.0%	$3,935	4.0%
Tier 1 capital to average assets	$18,739	19.38%	$4,834	5.0%	$3,867	4.0%

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

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to Vote of Security Holders

Not applicable

Items 5. Other Information

Not applicable

Item 6. Exhibits

10.1        Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and
               Trehel Corporation dated August 3, 2005.

31.1        Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2        Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer

Date: November 14, 2005	By: /s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                Description

10.1        Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and
               Trehel Corporation dated August 3, 2005.

31.1        Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2        Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.