Form 10KSB
period 2005-12-31
CommunitySouth Bancshares Inc
filed 2006-03-31
CIK 1295879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes    X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                           Yes        No    X

The issuer’s revenue for the year ended December 31, 2005 was $5,305,945.

The aggregate market value of the common equity stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 23, 2006, was approximately $24.3 million. Because there is not an active trading market for the common stock, we have used our book value of $7.55 as of December 31, 2005 to calculate our public float.

The number of shares outstanding of the issuer’s common stock was 3,744,855 at March 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the	Part II (Items 6 and 7)
Year Ended December 31, 2005
Proxy Statement for the Annual Meeting of Shareholders	Part III (Portions of Items 9-12 and 14)
to be held on May 16, 2006

Transitional Small Business Disclosure Format. (Check one):  Yes            No   X

Part I

Item 1. Description of Business.

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors” and the following:

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

General

        CommunitySouth Bancshares, Inc. was incorporated in South Carolina in March 2004 for purposes of operating as a bank holding company. Our wholly-owned subsidiary, CommunitySouth Bank & Trust, commenced business on January 18, 2005, and is primarily engaged in the business of accepting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public.

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

Location and Service Area

        Our main office is located at 6650 Calhoun Memorial Highway, Easley, South Carolina 29640. Our telephone number is (864) 306-2540. We are constructing a new main office to be located at 6602 Calhoun Memorial Highway, Easley, South Carolina 29640. The

site is approximately 1.2 acres in size, and the building will be approximately 10,000 square feet. We expect to complete construction in the second quarter of 2006. In the interim period, we are leasing the adjoining site and operating out of a temporary facility. We opened a loan production office in Spartanburg and Greenwood, South Carolina. We converted the Spartanburg office to a full service branch in January 2006. We also have a full service branch at 787 E Butler Road, Mauldin, South Carolina 29662. Our full service branches service the entire upstate of South Carolina, but primarily the counties of Pickens, Greenville, and Spartanburg.

        Pickens County is located in the northwest portion of South Carolina along the I-85 corridor between Atlanta, Georgia and Charlotte, North Carolina. Manufacturing is the county’s primary source of economic growth with approximately 150 facilities located in the surrounding area. With its access to applied automobile materials research and technology at Clemson University and location in the automobile hub of the southeast, the area is also developing a reputation among leaders in the automobile industry. Major employers in the area include Clemson University, Pickens County Schools, Aramark Campus, Inc., Alice Manufacturing Company, and Palmetto Health Alliance. The Pickens County Commerce Park, a new 310 acre industrial park with 6,000 feet of prime frontage on US Highway 123, should also generate additional jobs, housing, and continued growth in the area.

         Greenville County is located in the northwest portion of South Carolina, also along the I-85 corrider between Atlanta and Charlotte, east of Pickens county. It is South Carolina’s most populous county with over 390,000 residents. Greenville is also one of the state’s wealthiest counties, with average household income of $61,023 in 2004. In the past decade, Greenville County has attracted more than $6 billion in new business investments and 43,000 new jobs and is now considered the “economic engine of South Carolina.” During the same period, Greenville County was rated first in the United States by Site Selection Magazine for both new and expanding international firms and, in 2002, was ranked fifth out of America’s top 50 cities for European business expansion. Greenville was also recognized by Expansion Management Magazine in December 2000 for having the best worker training program in the United States.

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

Lending Activities

    General. We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our bank’s market area.

        Real Estate Loans. These loans generally fall into one of two categories: construction real estate loans or mortgage loans. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable. We generally charge an origination fee for each loan.

        Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans, we generally do not advance more than regulatory limits. We require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We also require borrowers to obtain hazard insurance policies and flood insurance, if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

        We have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

•	Real Estate Loans — Mortgage. Mortgage real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in mortgage real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company or residential borrower, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of the real estate securing the loan will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office/residential and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners/borrower and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request.

•	Real Estate Loans — Construction. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

o	cost overruns;
o	mismanaged construction;
o	inferior or improper construction techniques;
o	economic changes or downturns during construction;
o	a downturn in the real estate market;
o	rising interest rates which may prevent sale of the property; and
o	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also reduce risk by selling participations in larger loans to other institutions when possible.

        Commercial Loans. We make loans for commercial purposes in various lines of businesses. Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

        Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 or more months. Consumer loans are offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal.

        Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default that real estate loans. For this reason, we attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

        We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

        We also have the ability to offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 and “LowDoc” programs. These loans will typically be partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

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

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit, the management loan committee or the board of directors’ loan committee. We do not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. We adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but we may choose to alter this policy in the future.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases.

Banking Services

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the upstate South Carolina region. In addition, we offer certain retirement account services, including IRAs.

Other Banking Services

        We also offer safe deposit boxes, cashier’s checks, banking by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, and travelers checks. Our bank is associated with the Star and Plus ATM networks that may be used by our customers throughout the country. We believe that by being associated with a shared network of ATMs, we will be better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer a debit card and credit card services through a correspondent bank as an agent for the bank.

Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in Pickens, Greenville and Spartanburg Counties. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offers services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

        As of March 23, 2006, we had 37 full-time employees and 3 part-time employees.

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

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which became effective October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Because we had more than more than 500 shareholders of record on December 31, 2005, we will file a form 8/A in April 2006. After such filing, our securities will be registered under Section 12 of the Securities Exchange Act. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

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

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “CommunitySouth Bank & Trust — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “CommunitySouth Bank & Trust – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

        Our bank is a de novo bank that began operations in January 2005. As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit. In order for us to become profitable, we will need to attract a larger number of customers to deposit and borrow money. Our future profitability is also dependent on numerous other factors including the continued success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans and purchase securities. Although we expect to become cumulatively profitable in our fourth year of operation, there is a risk that a deterioration of the local economy or adverse government regulation could affect our plans. If this happens, we may never become cumulatively profitable and you will lose part or all of your investment.

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

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

Our decisions regarding credit risk and allowances for loan losses may materially and adversely affect our business.

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

        There is no precise method of predicting credit losses. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, all of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting Pickens, Greenville and Spartanburg Counties, could reduce our customer base, our level ofdeposits, and demand for financial products such as loans.

        Our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our market of Pickens, Greenville and Spartanburg Counties. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in Pickens, Greenville and Spartanburg Counties, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interestrates to attract customers.

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

Item 2. Description of Property.

        Our main office is located at 6650 Calhoun Memorial Highway, Easley, South Carolina 29640. We are constructing a new main office to be located at 6602 Calhoun Memorial Highway, Easley, South Carolina 29640. The site is approximately 1.2 acres in size, and the building will be approximately 10,000 square feet. We own this site and expect to complete construction in the second quarter of 2006. In the interim period, we are leasing the adjoining site and operating out of a temporary facility. We opened a loan production office in Spartanburg and Greenwood, South Carolina. We converted the Spartanburg office to a full service branch in January 2006. We also have a full service branch at 787 E Butler Road, Mauldin, South Carolina 29662.

Item 3. Legal Proceedings.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is not listed on any exchange. However, the stock was approved for quotation on the OTC Bulletin Board under the symbol “CBSO” in March 2006. Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. Because we were not approved for quotation until March 2006, meaningful stock price data is unavailable for this report. During 2005, management is aware of a few transactions in which our common stock traded in the price range of $14 to $19 per share. However, management has not ascertained that these transactions are the result of arm’s length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of our common stock.

        As of March 23, 2006, there were 3,744,855 shares of common stock outstanding held by approximately 1,139 shareholders of record.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, CommunitySouth Bank & Trust, to pay dividends to us. As a South Carolina state bank, CommunitySouth may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. At December 31, 2005, the bank was prohibited from declaring a dividend because it had an accumulated deficit of $1,064,984.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

        The information required by Item 6 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2005.

Item 7. Financial Statements.

        The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2005.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 8A. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

Item 10. Executive Compensation.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

Item 12. Certain Relationships and Related Transactions.

        The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

Item 13. Exhibits.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File No. 333-117053).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333-117053).

4.1.	See Exhibits 3.1 and 3.2 for provisions in CommunitySouth Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-117053).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form SB-2, File No. 333-117053).

10.1.	Employment Agreement between CommunitySouth Bancshares, Inc. and C. Allan Ducker, III dated March 29, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333- 117053).*

10.2	Employment Agreement between CommunitySouth Bancshares, Inc. and David A. Miller dated March 29, 2004 (incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-117053).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB filed on August 15, 2005).*

10.4	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust (incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-117053).

10.5	Employment Agreement between CommunitySouth Bancshares, Inc. and John W. Hobbs dated August 17, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form SB-2, File No. 333-117053).*

10.6	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-117053).

10.7	Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.10 of the Company's Form SB-2 as, File No. 333-117053).

10.8	Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.11 of the Company's Form SB-2, File No. 333-117053).

10.9	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 2004).*

10.10	Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and Trehel Corporation dated August 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB filed on November 14, 2005).

13	Annual Report of the Company for the year ended 2005

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

_________________
     *Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITYSOUTH BANCSHARES, INC.

Date: March 21, 2006	By: /s/ C. Allan Ducker, III
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

Signature	Title	Date

/s/ David Larry Brotherton David Larry Brotherton	Director	March 21, 2006

/s/ G. Dial Dubose G. Dial Dubose	Director	March 21, 2006

/s/ C. Allan Ducker, III C. Allan Ducker, III	Chief Executive Officer, Director	March 21, 2006

/s/ David W. Edwards David W. Edwards	Director	March 21, 2006

/s/ R. Wesley Hammond R. Wesley Hammond	Director	March 21, 2006

/s/ David A. Miller David A. Miller	President, Director	March 21, 2006

/s/ John W. Hobbs John W. Hobbs	Chief Financial Officer and Principal Accounting Officer	March 21, 2006

/s/ Arnold J. Ramsey* Arnold J. Ramsey*	Director	March 21, 2006

/s/ W. Michael Riddle W. Michael Riddle	Director	March 21, 2006

/s/ Joanne M. Rogers Joanne M. Rogers	Director	March 21, 2006

/s/ B. Lynn Spencer B. Lynn Spencer	Director	March 21, 2006

/s/ J. Neal Workman, Jr. J. Neal Workman, Jr.	Director	March 21, 2006

/s/ Daniel E. Youngblood Daniel E. Youngblood	Director	March 21, 2006

Exhibit Index

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File No. 333-117053).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333-117053).

4.1.	See Exhibits 3.1 and 3.2 for provisions in CommunitySouth Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-117053).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form SB-2, File No. 333-117053).

10.1.	Employment Agreement between CommunitySouth Bancshares, Inc. and C. Allan Ducker, III dated March 29, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333- 117053).*

10.2	Employment Agreement between CommunitySouth Bancshares, Inc. and David A. Miller dated March 29, 2004 (incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-117053).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB filed on August 15, 2005).*

10.4	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust (incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-117053).

10.5	Employment Agreement between CommunitySouth Bancshares, Inc. and John W. Hobbs dated August 17, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form SB-2, File No. 333-117053).*

10.6	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-117053).

10.7	Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.10 of the Company's Form SB-2 as, File No. 333-117053).

10.8	Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.11 of the Company's Form SB-2, File No. 333-117053).

10.9	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 2004).*

10.10	Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and Trehel Corporation dated August 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB filed on November 14, 2005).

13	Annual Report of the Company for the year ended 2005

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.