Form 10QSB
period 2006-03-31
CommunitySouth Bancshares Inc
filed 2006-05-12
CIK 1295879

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 000-51896

COMMUNITYSOUTH BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

South Carolina	20-0934786
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

6650 Calhoun Memorial Highway
Easley, South Carolina 29640
(Address of principal executive
offices, including zip code)

(864) 306-2540
(Issuer’s telephone number, including area code)

______________________________

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                                                                                                                                                                                      Yes        No

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,744,855 shares of common stock, par value $.01 per share, outstanding as of April 25, 2006.

Transitional Small Business Disclosure Format (check one):        Yes        No

CommunitySouth Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents
Cash and due from bank	$3,870,209	$1,660,333
Federal funds sold	17,611,680	17,499,000

Total cash and cash equivalents	21,481,889	19,159,333

Other investments, at cost	371,200	82,700
Loans, net	136,256,624	114,145,631
Accrued interest receivable	598,195	444,386
Property and equipment, net	3,569,340	2,658,128
Other assets	656,342	336,143

Total assets	$162,933,590	$136,826,321

Liabilities and Shareholders’ Equity
Liabilities
Noninterest bearing deposits	$8,738,275	$6,706,055
Interest bearing deposits	123,818,410	100,266,247

Total deposits	132,556,685	106,972,302
Accrued expense	15,150	202,393
Accrued interest payable	1,622,947	1,197,586
Other liabilities	218,564	167,730

Total liabilities	134,413,346	108,540,011

Shareholders’ Equity
Preferred stock, par value $.01 per share
10,000,000 shares authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized 3,744,855 issued
and outstanding at March 31, 2006 and
December 31, 2005	37,449	37,449
Additional paid-in capital	29,435,009	29,393,361
Retained deficit	(952,214)	(1,144,500)

Total shareholders' equity	28,520,244	28,286,310

Total liabilities and shareholders' equity	$162,933,590	$136,826,321

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Interest income
Interest and dividends on investments	$183,746	$72,714
Interest and fees on loans	2,452,964	211,449

Total interest income	2,636,710	284,163

Interest expense - deposits	1,111,304	20,249

Net interest income	1,525,406	263,914

Provision for loan losses	338,500	510,000

Net interest income after provision for loan losses	1,186,906	(246,086)

Noninterest income
Mortgage origination fees	165,461	36,386
Other	37,297	13,260

Total noninterest income	202,758	49,646

Noninterest expense
Salaries and benefits	623,432	293,712
Professional fees	36,618	17,561
Advertising	22,072	55,048
Supplies	48,739	43,580
Data processing	65,338	11,773
Occupancy	70,543	31,511
Depreciation	56,143	24,168
Equipment maintenance and rental	24,174	19,392
Telephone	21,200	11,014
Other	129,974	51,804

Total noninterest expense	1,098,233	559,563

Income (loss) before income taxes	291,431	(756,003)

Income tax expense (benefit)	99,145	(202,069)

Net income (loss)	$192,286	$(553,934)

Earnings per share (1)
Basic	$.05	$(0.15)
Diluted	$.05	$(0.15)
Weighted average shares outstanding (1)
Basic	3,744,855	3,744,855
Diluted	4,155,781	3,744,855

(1)     Adjusted for 5-for-4 stock split effective January 16, 2006.

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2006 and March 31, 2005
(Unaudited)

					Total
	Common Stock		Additional	Retained	Shareholders'
	Shares (1)	Amount (1)	Paid-in Capital (1)	Deficit	Equity
Balance at December 31, 2004	3,744,855	$37,449	$29,475,544	$(528,873)	$28,984,120

Net loss	-	-	-	(553,934)	(553,934)

Additional offering expenses	-	-	(82,183)	-	(82,183)

Balance at March 31, 2005	3,744,855	$37,449	$29,393,361	$(1,082,807)	$28,348,003

					Total
	Common Stock		Additional	Retained	Shareholders'
	Shares (1)	Amount (1)	Paid-in Capital (1)	Deficit	Equity
Balance at December 31, 2005	3,744,855	$37,449	$29,393,361	$(1,144,500)	$28,286,310

Net income	-	-	-	192,286	192,286

Stock option compensation	-	-	42,750	-	42,750

Cash paid for fractional shares	-	-	(1,102)	-	(1,102)

Balance at March 31, 2006	3,744,855	$37,449	$29,435,009	$(952,214)	$28,520,244

(1)     Adjusted for 5-for-4 stock split effective January 16, 2006.

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2006	2005
Operating activities
Net income (loss)	$192,286	$(553,934)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Provision for loan losses	338,500	510,000
Depreciation and amortization	56,143	24,168
Stock option compensation	42,750	-
Increase in accrued interest receivable	(153,809)	(105,951)
Increase in accrued interest payable	425,361	13,758
Increase (decrease) in accrued expenses	(187,243)	4,200
Increase in other assets	(320,199)	(202,118)
Increase (decrease) in other liabilities	50,834	(15,092)

Net cash provided by (used in) operating activities	444,623	(324,969)

Investing activities
Net increase in loans outstanding	(22,449,493)	(37,780,854)
Purchase of investments	(288,500)	-
Purchase of property and equipment	(967,355)	(1,114,801)

Net cash used in investing activities	(23,705,348)	(38,895,655)

Financing activities
Net increase in deposit accounts	25,584,383	13,595,533
Cash paid for fractional shares	(1,102)	-
Additional stock offering costs	-	(82,183)
Refunds of subscriptions	-	(829,345)

Net cash provided by financing activities	25,583,281	12,684,005

Net increase (decrease) in cash and cash equivalents	2,322,556	(26,536,619)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,159,333	29,641,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,481,889	$3,104,647

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity and Organization — CommunitySouth Bancshares, Inc. (the “Company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the “Bank”). The Bank is a state chartered bank organized under the laws of South Carolina in Pickens County, South Carolina. From inception on March 20, 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The Company received approval from the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve (“FRB”) and the State Board of Financial Institutions in January 2005.

The Bank began operations on January 18, 2005. The Bank primarily is engaged in the business of accepting deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public.

The Company sold 3,744,855 shares of common stock at $8 per share in an initial public offering that was completed on February 15, 2005 (as adjusted for the 5-for-4 stock split effected in the form of a stock dividend on January 16, 2006 to shareholders of record as of December 15, 2005). The offering raised $29,430,810, net of offering costs. The directors and officers of the Company purchased 527,625 shares at $8 per share for a total of $4,221,000.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2005 included in the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

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

Disclosure Regarding Segments – The Company reports as one operating segment, as management reviews the results of operations of the Company as a single enterprise.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term interest bearing deposits and federal funds sold. Cash and cash equivalents have an original maturity of three months or less.

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the upstate region of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or in a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Management has determined that there is no concentration of credit risk associated with its lending policies or practices.

The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Other investments – Other investments consist primarily of the Company’s investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”). The stock has no quoted market value and no ready market exists. Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings. At March 31, 2006, the Company’s investment in FHLB stock was $271,200. The dividend received on this stock is included in interest and dividends on investments.

Loans Receivable – Loans are stated at their unpaid principal balance less an allowance for loan losses and net deferred loan origination fees. Interest income is computed using the simple interest method and is recorded in the period earned. Loan origination fees collected and certain loan origination costs are deferred and the net amount is accreted as income using a method that approximates the level yield method over the life of the related loans.

When serious doubt exists as to the collectibility of a loan or when a loan becomes ninety days past due as to principal or interest, interest income generally is discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At March 31, 2006, management has determined that the Company had no impaired loans.

Allowance for Loan Losses – The Company provides for loan losses using the allowance method. Provisions for loan losses are added to the allowance through charges to operating expenses. Loans which are determined to be uncollectible are charged against the allowance and recoveries on loans previously charged off are added to the allowance. The provision for loan losses is the amount deemed appropriate by management to establish an adequate allowance to meet the present and foreseeable risk characteristics of the current loan portfolio. Management’s judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, delinquency trends, and prevailing and anticipated economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

Property and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Residential Loan Origination Fees – The Company offers residential loan origination service to its customers in its immediate market area. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondent.

Advertising – Advertising, promotional, and other business development costs generally are expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

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

Income (Loss) Per Share – Basic income (loss) per share represents the net income (loss) allocated to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method.

Stock–based Compensation – On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. (in thousands, except per share amounts)

	Three Months Ended March 31,

	2006	2005

Net income as reported	$192	$-
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	28	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(28)	-

Pro forma net income including stock-based compensation cost
based on fair-value method	$192	$-

Earnings per share:
Basic—as reported	$.05	$-

Basic—pro forma	$.05	$-

Diluted—as reported	$.05	$-

Diluted—pro forma	$.05	$-

Off-Balance-Sheet Financial Instruments — In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Standards — The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company believes the adoption of SFAS No. 156 will not have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risks and Uncertainties — In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Reclassifications – Certain captions and amounts in the 2005 financial statements were reclassified to conform with the 2006 presentation. Such reclassifications had no effect on previously reported net loss or shareholders’ equity.

NOTE 3 — LEASES

Easley location – The Company leases the site, modular facility and equipment on a month-to-month basis for $7,154 per month for the temporary modular banking facility being used during the construction of the main office in Easley.

Spartanburg location – The Company has a ten year lease beginning November 15, 2005 for its Spartanburg office with an initial monthly rental payment of $6,500, which increases over the term of the lease up to $9,275 in the tenth year. The lease may be renewed for two consecutive five-year terms with rental payments increasing 3% each year.

Greenwood location – The Company has a six month lease for its Greenwood office with monthly rental payments of $725, which was renewed in September 2005.

Mauldin location – The Company has a ten year lease beginning November 15, 2005 for its Mauldin office with an initial monthly rental payment of $2,417, which increases over the life of the lease up to $2,872 per month in years seven through ten. The lease may be renewed for one five-year term at a monthly rent of $3,302.

Greer location – The Company has a ten year lease for its Greer office with an initial monthly rental payment of $4,200, which will begin upon completion of construction which is anticipated to be September 1, 2006.

Anderson location – The Company has a ten year lease beginning June 1, 2005 for its Anderson office with an initial monthly rental payment of $3,690, which increases over the life of the lease up to $4,803 per month in years six through ten. The lease may be renewed for two consecutive five-year terms with rental payments increasing 2% each year.

NOTE 4 – RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) (“affiliates”) are loan customers in the normal course of business with the Bank. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

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

Overview

CommunitySouth Bancshares, Inc. is a bank holding company headquartered in Easley, South Carolina. Our subsidiary, CommunitySouth Bank and Trust, opened for business on January 18, 2005. The principal business activity of the bank is to provide banking services to domestic markets, principally in the upstate of South Carolina. The deposits of the bank are insured by the Federal Deposit Insurance Corporation. We completed an initial public offering of our common stock in which we sold a total of 3,744,855 shares at $8.00 per share as adjusted for the 5-for-4 stock split effected in the form of a stock dividend on January 16, 2006 to shareholders of record as of December 15, 2005. All share and per share information has been adjusted for the stock split. Proceeds of the offering were used to pay organizational costs and provide the initial capital for the bank.

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

Results of Operations

Our net income was $192,286 for the three months ended March 31, 2006. We incurred a net loss of $553,934 for the three months ended March 31, 2005. We began operations in the three-month period ended March 31, 2005. Since then, our company has had significant growth that has led to a substantial increase in revenues and expenses. Due to the growth of the company over the past year, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the three months ended March 31, 2006, we realized $2,636,710 in interest income, of which $183,746 was from investment activities and $2,452,964 was from loan activities. For the three months ended March 31, 2005, we realized $284,163 in interest income, of which $72,714 was from investment activities and $211,449 was from loan activities. The substantial increase in our interest income is primarily a result of our rapid loan growth during our first year of operation. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $1,111,304 for the three months ended March 31, 2006. We incurred interest expense of $20,249 in the first quarter of 2005. All of the interest expense was related to deposit accounts.

Our provision for loan losses for the three months ended March 31, 2006 was $338,500 compared to $510,000 for the comparable prior year period. The decrease was because the current period’s loan growth was less than that of the prior year period.

We had noninterest income of $202,758 and $49,646 for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. Mortgage origination fee income for the three months ended March 31, 2006 was $165,461. We had $36,386 in mortgage origination fee income in the first quarter of 2005. The increase was the result of additions to our mortgage lending staff over the past year.

We incurred noninterest expense of $1,055,483 during the three months ended March 31, 2006. Included in the expense was $623,432 of salaries and benefits, $70,543 of occupancy expenses, $36,618 of professional expense, $65,338 of data processing expense, and $22,072 of advertising expense. We also incurred $48,739 of expenses related to supplies. The noninterest expense incurred in the three months ended March 31, 2005 was $559,563. Included in the expense was $293,712 of salaries and benefits, $31,511 of occupancy expenses, $17,561 of professional expense, $11,773 of data processing expense, and $55,048 of advertising expense. We also incurred $43,580 of expenses related to supplies.

For the three months ended March 31, 2006, we incurred $80,317 in other fixed asset expenses, which included $56,143 in depreciation and $24,174 in equipment maintenance and rental. For the three months ended March 31, 2005, we incurred $43,560 in other fixed asset expense, which included $24,168 in depreciation and $19,392 in equipment maintenance and rental. We incurred $70,543 and $31,511 in occupancy expense related to our offices in Easley, Spartanburg, Mauldin and Greenwood for the three months ended March 31, 2006 and 2005, respectively. The increase in non-interest expense is the result of the addition of new branches and personnel over the past year.

As described above under Note 2 – Recently Issued Accounting Standards, beginning with calendar year 2006, SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense includes a compensation expense of $42,750 for the fair value of stock options we granted in the three months ended March 31, 2006.

Assets and Liabilities

General

At March 31, 2006, total assets had increased 19% to $162.9 million as compared to $136.8 million as of December 31, 2005. Gross loans increased $22.5 million, or 19% during the first three months of 2006. Federal funds sold remained constant at $17.6 million as of March 31, 2006 compared to $17.5 million at December 31, 2005. Cash increased $2.2 million, or 133%, since December 31, 2005. Deposits increased $25.6 million, or 24%, during the first three months of 2006. At March 31, 2006, shareholders’ equity was $28.5 million.

Investment Securities

Other investments increased $288,500, principally due to the purchase of additional FHLB stock.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio. Loans increased by $22.5 million, or 19%, during the first three months of 2006. Balances within major loan categories are as follows:
(in thousands)

	March 31, 2006	December 31, 2005
Real estate - construction	$43,744	$35,742
Real estate - mortgage	82,296	68,965
Commercial and industrial	10,466	9,082
Consumer and other	1,648	1,915

Total loans, gross	$138,154	$115,704
Less allowance for loan losses	1,897	1,558

Total loans, net	$136,257	$114,146

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At March 31, 2006, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

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

Deposits

Our primary source of funds for loans and investments is our deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market. As of March 31, 2006, total deposits had increased by $25.6 million, or 24%, from December 31, 2005. The largest increase was in time deposits less than $100,000, which increased $7.5 million, or 48%, from December 31, 2005 to March 31, 2006. The increase was attributed to new accounts and the opening of our Spartanburg branch in January 2006.

Balances within the major deposit categories are as follows:
(in thousands)

	March 31, 2006	December 31, 2005
Non-interest bearing demand	$8,738	$6,706
Interest bearing demand	3,909	2,025
Savings	7,054	4,284
Time deposits less than $100	23,163	15,698
Time deposits of $100 or over	24,469	17,897
Brokered deposits	65,224	60,362

Total deposits	$132,557	$106,972

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We have lines of credit with unrelated banks totaling $9.1 million. These lines, which are unsecured, are available on a one-to-seven day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs as well as our construction commitments. The level of liquidity is measured by the cash and cash equivalents-to-total assets ratio, which was at 13.2% at March 31, 2006.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 10% of the bank’s total assets which meant $16.2 million was available as of March 31, 2006. Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2006, we had issued commitments to extend credit of $29.8 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The following table summarizes the Company’s off-balance-sheet financial instruments whose contract amounts represent credit risk:

	March 31, 2006	December 31, 2005

Commitments to extend credit	$26,900,891	$22,256,455

Standby letters of credit	$2,887,676	$2,760,647

Capital Resources
Total shareholders’ equity increased from $28.3 million at December 31, 2005 to $28.5 million at March 31, 2006. The increase is principally due to the net income for the period of $192,286.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had less more than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “adequately capitalized” at both the holding company and bank level, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The following table summarizes the capital amounts and ratios of the bank and the holding company. (Dollars in thousands)

	March 31, 2006

	Amount	Ratio
The Bank
Total capital to risk weighted assets	$26,107	17.51%
Tier 1 capital to risk weighted assets	$24,243	16.26%
Tier 1 capital to average assets	$24,243	16.72%

The Holding Company
Total capital to risk weighted assets	$29,983	19.98%
Tier 1 capital to risk weighted assets	$28,107	18.73%
Tier 1 capital to average assets	$28,107	19.19%

Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the financial statements in Item 1.

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

Item 3.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 1.   Legal Proceedings.

Not Applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.   Defaults Upon Senior Securities.

Not applicable

Item 4.   Submission of Matters to Vote of Security Holders.

Not applicable

Item 5.   Other Information.

Not applicable

Item 6.   Exhibits.

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer

Date: May 12, 2006	By: /s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                     Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.