Form 10QSB
period 2006-06-30
CommunitySouth Bancshares Inc
filed 2006-08-11
CIK 1295879

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
                                                                                                                                                                 Yes        No

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,746,517 shares of common stock, par value $.01 per share, outstanding as of July 31, 2006.

         Transitional Small Business Disclosure Format (check one):        Yes        No

CommunitySouth Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31,2005
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents
Cash and due from bank	$3,495,736	$1,660,333
Federal funds sold	23,850,000	17,499,000

Total cash and cash equivalents	27,345,736	19,159,333
Other investments, at cost	371,200	82,700
Loans, net	168,789,866	114,145,631
Accrued interest receivable	752,390	444,386
Property and equipment, net	4,590,291	2,658,128
Other assets	1,111,083	336,143

Total assets	$202,960,566	$136,826,321

Liabilities and Shareholders’ Equity

Liabilities
Noninterest bearing deposits	$10,307,698	$6,706,055
Interest bearing deposits	162,663,074	100,266,247

Total deposits	172,970,772	106,972,302
Accrued expense	17,400	202,393
Accrued interest payable	1,124,762	1,197,586
Other liabilities	7,583	167,730

Total liabilities	174,120,517	108,540,011

Shareholders’ Equity
Preferred stock, par value $.01 per share
10,000,000 shares authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized 3,746,105 and 3,744,855 issued
and outstanding at June 30, 2006 and
December 31, 2005, respectively	37,449	37,449
Additional paid-in capital	29,494,559	29,393,361
Retained deficit	(691,959)	(1,144,500)

Total shareholders’ equity	28,840,049	28,286,310

Total liabilities and shareholders’ equity	$202,960,566	$136,826,321

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Three months ended
	June 30, 2006	June 30, 2005
Interest income
Interest and dividends on investments	$201,705	$56,092
Interest and fees on loans	3,117,239	912,767

Total interest income	3,318,944	968,859

Interest expense - deposits	1,540,887	295,529

Net interest income	1,778,057	673,330

Provision for loan losses	496,000	447,000

Net interest income after provision for loan losses	1,282,057	226,330

Noninterest income
Mortgage origination fees	122,518	81,396

Other	21,234	4,588

Total noninterest income	143,752	85,984

Noninterest expense
Salaries and benefits	634,630	396,210
Professional fees	35,853	37,456
Advertising	66,877	69,002
Supplies	36,314	15,744
Data processing	71,709	29,158
Occupancy	55,600	31,085
Depreciation	80,310	40,045
Equipment maintenance and rental	12,730	5,332
Telephone	30,011	10,567
Other	143,016	94,157

Total noninterest expense	1,167,050	728,756

Income (loss) before income taxes	258,759	(416,442)

Income tax expense (benefit)	(1,496)	(104,320)

Net income (loss)	$260,255	$(312,122)

Earnings per share (1)
Basic	$.07	$(0.08)
Diluted	$.06	$(0.08)

Weighted average shares outstanding (1)
Basic	3,745,844	3,744,855
Diluted	4,159,237	3,744,855

(1) Adjusted for 5-for-4 stock split effective January 16, 2006.

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
Interest income
Interest and dividends on investments	$385,451	$128,806
Interest and fees on loans	5,570,203	1,133,355

Total interest income	5,955,654	1,262,161

Interest expense - deposits	2,652,191	315,778

Net interest income	3,303,463	946,383

Provision for loan losses	834,500	957,000

Net interest income after provision for loan losses	2,468,963	(10,617)

Noninterest income
Mortgage origination fees	287,979	117,782
Other	58,531	8,709

Total noninterest income	346,510	126,491

Noninterest expense
Salaries and benefits	1,258,062	689,922
Professional fees	72,471	55,017
Advertising	88,949	124,050
Supplies	85,053	59,324
Data processing	137,047	40,931
Occupancy	126,143	62,596
Depreciation	136,453	64,213
Equipment maintenance and rental	36,904	24,724
Telephone	51,211	21,581
Other	272,990	145,961

Total noninterest expense	2,265,283	1,288,319

Income (loss) before income taxes	550,190	(1,172,445)

Income tax expense (benefit)	97,649	(306,389)

Net income (loss)	$452,541	$(866,056)

Earnings per share (1)
Basic	$.12	$(0.23)
Diluted	$.11	$(0.23)

Weighted average shares outstanding (1)
Basic	3,745,352	3,744,855
Diluted	4,131,499	3,744,855

(1) Adjusted for 5-for-4 stock split effective January 16, 2006.

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six month period ended June 30, 2006 and June 30, 2005
(UNAUDITED)

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares (1)	Amount (1)	Paid-in Capital (1)	Deficit	Equity
Balance at December 31, 2004	3,744,855	$37,449	$29,475,544	$(528,873)	$28,984,120

Net loss	-	-	-	(866,056)	(866,056)

Additional offering expenses	-	-	(82,183)	-	(82,183)

Balance at June 30, 2005	3,744,855	$37,449	$29,393,361	$(1,394,929)	$28,035,881

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares (1)	Amount (1)	Paid-in Capital (1)	Deficit	Equity
Balance at December 31, 2005	3,744,855	$37,449	$29,393,361	$(1,144,500)	$28,286,310

Net income	--	--	--	452,541	452,541

Stock option compensation	--	--	102,300	--	102,300

Cash paid for fractional shares	--	--	(1,102)	--	(1,102)

Balance at June 30, 2006	3,744,855	$37,449	$29,494,559	$(691,959)	$28,840,049

(1)     Adjusted for 5-for-4 stock split effective January 16, 2006.

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended	Six Months ended
	June 30, 2006	June 30, 2005
Operating activities
Net income (loss)	$452,541	$(866,056)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Provision for loan losses	834,500	957,000
Depreciation and amortization	136,453	64,213
Stock option compensation	92,300	-
Increase in accrued interest receivable	(308,004)	(230,306)
Increase (decrease) in accrued interest payable	(72,824)	219,963
Increase (decrease) in accrued expenses	(184,993)	15,080
Increase in other assets	(774,939)	(333,791)
Decrease in other liabilities	(160,147)	(13,637)

Net cash provided by (used in) operating activities	14,887	(187,534)

Investing activities
Net increase in loans outstanding	(55,478,736)	(70,910,749)
Purchase of investments	(288,500)	-
Purchase of property and equipment	(2,068,616)	(1,293,972)

Net cash used in investing activities	(57,835,852)	(72,204,721)

Financing activities
Net increase in deposit accounts	65,998,470	55,518,780
Cash paid for fractional shares	(1,102)	-
Stock Options exercised	10,000	-
Additional stock offering costs	-	(82,183)
Refunds of subscriptions	-	(829,345)

Net cash provided by financing activities	66,007,368	54,607,252

Net increase (decrease) in cash and cash equivalents	8,186,403	(17,785,003)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,159,333	29,641,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,345,736	$11,856,263

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity and Organization – CommunitySouth Bancshares, Inc. (the “Company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the “Bank”). The Bank is a state chartered bank organized under the laws of South Carolina in Pickens County, South Carolina. From inception on March 20, 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The Company received approval from the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve (“FRB”) and the State Board of Financial Institutions in January 2005.

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

Basis of Presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2005 included in the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

Other investments – Other investments consist primarily of the Company’s investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”). The stock has no quoted market value and no ready market exists. Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings. At June 30, 2006, the Company’s investment in FHLB stock was $271,200. The dividend received on this stock is included in interest and dividends on investments.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At June 30, 2006, management has determined that the Company had $281,766 in non-accrual loans.

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

	Three Months Ended June 30,
	2006	2005
Net income (loss) as reported	$260	$(312)
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	33	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(33)	(983)

Pro forma net income including stock-based compensation cost
based on fair-value method	$260	$(1,295)

Earnings per share:
Basic-as reported	$.07	$(.10)

Basic-pro forma	$.07	$(.43)

Diluted-as reported	$.06	$(.10)

Diluted-pro forma	$.06	$(.43)

	Six Months Ended June 30,
	2006	2005
Net income (loss) as reported	$453	$(866)
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	61	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(61)	(983)

Pro forma net income including stock-based compensation cost
based on fair-value method	$453	$(1,849)

Earnings per share:
Basic-as reported	$.12	$(.29)

Basic-pro forma	$.12	$(.62)

Diluted-as reported	$.11	$(.29)

Diluted-pro forma	$.11	$(.62)

Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Standards – The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

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

Risks and Uncertainties – In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk.

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

NOTE 3 – LEASES

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

Greer location – The Company has a ten year lease for its Greer office with an initial monthly rental payment of $4,200, which will begin upon completion of construction which is anticipated to be November 1, 2006.

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

NOTE 5 – STOCK BASED COMPENSATION

Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $8.00 per share for every two shares purchased in the stock offering, up to a maximum of 12,500 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015. Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 137,125 warrants. In addition, the Company has adopted a stock option plan. As of June 30, 2006 the Company has 595,708 outstanding options to employees and directors. Under the plan, the company may grant options for up to 21% of its issued shares of common stock. The exercise price of each option is equal to the market price of the company’s stock on the date of grant. The maximum term is ten years, and they vest in no greater than five years. When necessary, the company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the period ended June 30, 2006 as adjusted for the 5-for-4 stock split.

	Stock Options		Warrants
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at December 31, 2005	577,534	$8.17	137,125	$8.00
Granted	19,424	17.54	-	-
Forfeited	-	-	-	-
Exercised	1,250	8.00	-	-

Outstanding at June 30, 2006	595,708	$8.47	137,125	$8.00

The table set forth below summarizes non-vested stock options as of June 30, 2006.

	Weighted-Average
	Number	Fair Value
Outstanding at December 31, 2005	5,875	6.21
Granted	19,424	7.81
Vested during the year	14,824	7.86
Forfeited during the year	--	--

Outstanding at June 30, 2006	10,475	8.78

As of June 30, 2006, there was $55,422 total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 27 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at June 30, 2006.

	Outstanding	Exercisable

Number of options	595,708	585,233
Weighted average remaining life	8.76 years	8.75 years
Weighted average exercise price	$8.47	$8.30
High exercise price	$21.00	$20.25
Low exercise price	$8.00	$8.00

Cash received from the exercise of options during the year was $10,000. The intrinsic value of options exercised during 2006 was 10,000.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our rapid growth to date and short operating history;
•	our plans to open two new full-service branches and the resulting pressure this could cause on our management team; One of these branches opened on July 31, 2006.
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the lack of seasoning of our loan portfolio, especially given our rapid loan growth;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

CommunitySouth Bancshares, Inc. is a bank holding company headquartered in Easley, South Carolina. Our subsidiary, CommunitySouth Bank and Trust, opened for business on January 18, 2005. The principal business activity of the bank is to provide banking services to domestic markets, principally in the upstate of South Carolina. The deposits of the bank are insured by the Federal Deposit Insurance Corporation. All share and per share information in this report has been adjusted for the 5-for-4 stock split effected in the form of a stock dividend paid on January 16, 2006 to shareholders of record as of December 15, 2005.

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

Results of Operations

Three Months ended June 30, 2006 and 2005

Overview

Our net income was $260,255 for the three months ended June 30, 2006. We incurred a net loss of $312,122 for the three months ended June 30, 2005. Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. Due to our growth over the past year, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the three months ended June 30, 2006, we realized $3,318,944 in interest income, of which $201,705 was from investment activities and $3,117,239 was from loan activities. For the three months ended June 30, 2005, we realized $968,859 in interest income, of which $56,092 was from investment activities and $912,767 was from loan activities. The substantial increase in our interest income is primarily a result of our rapid loan growth during our first year of operation. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $1,540,887 for the three months ended June 30, 2006. We incurred interest expense of $295,529 in the second quarter of 2005. All of the interest expense was related to deposit accounts.

Provision for Loan Losses

Our provision for loan losses for the three months ended June 30, 2006 was $496,000 compared to $447,000 for the comparable prior year period. The increase was the result of increasing the provision for loan losses to 1.50% of new loan growth during the three months ended June 30, 2006 compared to 1.35% for the same period in 2005.

Noninterest Income

We had noninterest income of $143,752 and $85,984 for the three-month periods ended June 30, 2006 and June 30, 2005, respectively. Mortgage origination fee income for the three months ended June 30, 2006 was $122,518. We had $81,396 in mortgage origination fee income in the second quarter of 2005. The increase was the result of additions to our mortgage lending staff over the past year. If interest rates continue to rise, we would not anticipate this type of continued growth.

Noninterest Expense

We incurred noninterest expense of $1,167,050 during the three months ended June 30, 2006. Included in the expense was $634,630 of salaries and benefits, $55,600 of occupancy expenses, $35,853 of professional expense, $71,709 of data processing expense, and $66,877 of advertising expense. We also incurred $36,314 of expenses related to supplies. The noninterest expense incurred in the three months ended June 30, 2005 was $728,756. Included in the expense was $396,210 of salaries and benefits, $31,085 of occupancy expenses, $37,456 of professional expense, $29,158 of data processing expense, and $69,002 of advertising expense. We also incurred $15,744 of expenses related to supplies.

For the three months ended June 30, 2006, we incurred $93,040 in other fixed asset expenses, which included $80,310 in depreciation and $12,730 in equipment maintenance and rental. For the three months ended June 30, 2005, we incurred $45,377 in other fixed asset expense, which included $40,045 in depreciation and $5,332 in equipment maintenance and rental. We incurred $55,600 and $31,085 in occupancy expense related to our offices in Easley, Spartanburg, Mauldin and Greenwood for the three months ended June 30, 2006 and 2005, respectively. The increase in non-interest expense is the result of the addition of new branches and personnel over the past year.

As described above under Note 2 – Recently Issued Accounting Standards, beginning with calendar year 2006, SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense includes a compensation expense of $49,550 for the fair value of stock options we granted in the three months ended June 30, 2006.

Six Months ended June 30, 2006 and 2005

Overview

Our net income was $452,541 for the six months ended June 30, 2006. We incurred a net loss of $866,056 for the six months ended June 30, 2005. We began operations in the six-month period ended June 30, 2005. Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. Due to our growth over the past year, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the six months ended June 30, 2006, we realized $5,955,654 in interest income, of which $385,451 was from investment activities and $5,570,203 was from loan activities. For the six months ended June 30, 2005, we realized $1,262,161 in interest income, of which $128,806 was from investment activities and $1,133,355 was from loan activities. We incurred interest expense of $2,652,191 for the six months ended June 30, 2006. We incurred interest expense of $315,778 in the six months ended June 30, 2005. All of the interest expense was related to deposit accounts.

Provision for Loan Losses

Our provision for loan losses for the six months ended June 30, 2006 was $834,500 compared to $957,000 for the comparable prior year period. As discussed above, we increased the provision for loan losses to 1.50% of new loan growth during the six months ended June 30, 2006 compared to 1.35% for the same period in 2005. However, the loan growth for the six months ended June 30, 2006 was less than that of the period ended June 30, 2005. The growth for the period ended June 30, 2005 included the transfer of loans warehoused at a correspondent bank which were funded prior to the bank opening.

Noninterest Income

We had noninterest income of $346,510 and $126,491 for the six-month periods ended June 30, 2006 and June 30, 2005, respectively. Mortgage origination fee income for the six months ended June 30, 2006 was $287,979. We had $117,782 in mortgage origination fee income in the six month period ended June 30, 2005. The increase was the result of additions to our mortgage lending staff over the past year.

Noninterest Expense

We incurred noninterest expense of $2,265,283 during the six months ended June 30, 2006. Included in the expense was $1,258,062 of salaries and benefits, $126,143 of occupancy expenses, $72,471 of professional expense, $137,047 of data processing expense, and $88,949 of advertising expense. We also incurred $85,053 of expenses related to supplies. The noninterest expense incurred in the six months ended June 30, 2005 was $1,288,319. Included in the expense was $689,922 of salaries and benefits, $62,596 of occupancy expenses, $55,017 of professional expense, $40,931 of data processing expense, and $124,050 of advertising expense. We also incurred $59,324 of expenses related to supplies.

For the six months ended June 30, 2006, we incurred $173,357 in other fixed asset expenses, which included $136,453 in depreciation and $36,904 in equipment maintenance and rental. For the six months ended June 30, 2005, we incurred $88,937 in other fixed asset expense, which included $64,213 in depreciation and $24,724 in equipment maintenance and rental. We incurred $126,143 and $62,596 in occupancy expense related to our offices in Easley, Spartanburg, Mauldin and Greenwood for the six months ended June 30, 2006 and 2005, respectively. The increase in non-interest expense is the result of the addition of new branches and personnel over the past year.

As described above under Note 2 – Recently Issued Accounting Standards, beginning with calendar year 2006, SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense includes a compensation expense of $92,300 for the fair value of stock options we granted in the six months ended June 30, 2006.

Assets and Liabilities

General

At June 30, 2006, total assets had increased 48% to $203.0 million as compared to $136.8 million as of December 31, 2005. Gross loans increased $55.5 million, or 48% during the first six months of 2006. Federal funds sold increased to $23.9 million as of June 30, 2006 compared to $17.5 million at December 31, 2005. Cash increased $1.8 million, or 111%, since December 31, 2005. Deposits increased $66.0 million, or 62%, during the first six months of 2006. At June 30, 2006, shareholders’ equity was $28.8 million.

Investment Securities

Other investments increased $288,500, principally due to the purchase of additional FHLB stock.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio. Gross loans increased by $55.5 million, or 48%, during the first six months of 2006. Balances within major loan categories are as follows:
(in thousands)

	June 30, 2006	December 31, 2005
Real estate - construction	$51,883	$35,742
Real estate - mortgage	103,110	68,965
Commercial and industrial	14,239	9,082
Consumer and other	1,951	1,915

Total loans, gross	$171,183	$115,704
Less allowance for loan losses	2,393	1,558

Total loans, net	$168,790	$114,146

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2006, there was $281,766, or 0.16% in loans that were non-accruing.

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

Deposits

Our primary source of funds for loans and investments is our deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market. As of June 30, 2006, total deposits had increased by $66.0 million, or 62%, from December 31, 2005. The largest increase was in time deposits less than $100,000, which increased $29.1 million, or 185%, from December 31, 2005 to June 30, 2006. The increase was attributed to new accounts and the opening of our Spartanburg branch in January 2006.

Balances within the major deposit categories are as follows: (in thousands)

	June 30, 2006	December 31, 2005
Non-interest bearing demand	$10,308	$6,706
Interest bearing demand	5,129	2,025
Savings	9,767	4,284
Time deposits less than $100	44,764	15,698
Time deposits of $100 or over	35,929	17,897
Brokered deposits	67,074	60,362

Total deposits	$172,971	$106,972

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. At June 30, 2006, we had lines of credit with unrelated banks totaling $11.1 million. These lines, which are unsecured, are available on a one-to-seven day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs as well as our construction commitments. The level of liquidity is measured by the cash and cash equivalents-to-total assets ratio, which was at 13.5% at June 30, 2006.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 10% of the bank’s total assets which meant $20.3 million was available as of June 30, 2006. Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2006, we had issued commitments to extend credit of $38.6 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

	June 30, 2006	December 31, 2005

Commitments to extend credit	$35,843,302	$22,256,455

Standby letters of credit	$2,806,677	$2,760,647

Capital Resources

Total shareholders’ equity increased from $28.3 million at December 31, 2005 to $28.8 million at June 30, 2006. The increase is principally due to the net income for the period of $452,541.

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

The following table summarizes the capital amounts and ratios of the bank.

(dollars in thousands)	June 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$26,470	14.03%	$20,602	16.49%
Tier 1 capital to risk weighted assets	$24,114	12.78%	$19,044	15.24%
Tier 1 capital to average assets	$24,114	13.73%	$19,044	15.28%

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

Item 3.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.   Defaults Upon Senior Securities.

Not applicable

Item 4.   Submission of Matters to Vote of Security Holders.

The Annual Meeting of Shareholders of CommunitySouth Bancshares, Inc. was held on May 16, 2006. The only item presented to shareholders for consideration was the election of four Class I directors to hold office until the 2009 Annual Meeting of Shareholders. The following chart details the number of votes cast for, the number of votes against or withheld, and the number of votes abstained, for each nominee listed below.

				% of Votes Cast of
Nominees	For	Against or Withheld	Abstained	Outstanding Shares

David Larry Brotherton	2,109,576	312	-	56.3%
David A. Miller	2,109,576	312	-	56.3%
Arnold J. Ramsey	2,106,809	3,079	-	56.3%
J. Neal Workman, Jr	2,109,576	312	-	56.3%

The other directors that continued in office after the meeting are as follows:

Class I	Class III

C. Allan Ducker, III	G. Dial DuBose
David W. Edwards	Joanne M. Rogers
R. Wesley Hammond	B. Lynn Spencer
W. Michael Riddle	Daniel E. Youngblood

There were no other matters presented for the vote of shareholders at our 2006 Annual Meeting.

Items 5.   Other Information.

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

Date: Aug 11, 2006	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer (Principal Executive Officer)

Date: Aug 11, 2006	By: /s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                    Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.