Form 10QSB
period 2006-09-30
CommunitySouth Bancshares Inc
filed 2006-11-13
CIK 1295879

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
                                                                                                                                                                 Yes        No

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,758,079 shares of common stock, par value $.01 per share, outstanding as of October 20, 2006.

         Transitional Small Business Disclosure Format (check one):        Yes        No

CommunitySouth Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from bank	$4,339,108	$1,660,333
Federal funds sold	33,720,000	17,499,000

Total cash and cash equivalents	38,059,108	19,159,333
Other investments, at cost	371,200	82,700
Loans, net	191,005,068	114,145,631
Accrued interest receivable	964,526	444,386
Property and equipment, net	4,766,505	2,658,128
Other assets	1,203,293	336,143

Total assets	$236,369,700	$136,826,321

Liabilities and Shareholders’ Equity

Liabilities
Noninterest bearing deposits	$12,414,084	$6,706,055
Interest bearing deposits	192,977,911	100,266,247

Total deposits	205,391,995	106,972,302
Accrued expense	102,768	202,393
Accrued interest payable	1,498,793	1,197,586
Other liabilities	10,710	167,730

Total liabilities	207,004,266	108,540,011

Shareholders’ Equity
Preferred stock, par value $.01 per share
10,000,000 shares authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized 3,758,079 and 3,744,855 issued
and outstanding at September 30, 2006 and
December 31, 2005, respectively	37,581	37,449
Additional paid-in capital	29,629,105	29,393,361
Retained deficit	(301,252)	(1,144,500)

Total shareholders' equity	29,365,434	28,286,310

Total liabilities and shareholders' equity	$236,369,700	$136,826,321

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Three months ended
	September 30, 2006	September 30, 2005
Interest income
Interest and dividends on investments	$308,060	$127,746
Interest and fees on loans	3,839,653	1,451,612

Total interest income	4,147,713	1,579,358

Interest expense - deposits	2,134,829	626,909

Net interest income	2,012,884	952,449

Provision for loan losses	358,000	269,000

Net interest income after provision for loan losses	1,654,884	683,449

Noninterest income
Mortgage origination fees	158,084	55,999
Other	35,985	13,024

Total noninterest income	194,069	69,023

Noninterest expense
Salaries and benefits	779,293	408,057
Professional fees	28,904	30,412
Advertising	52,409	37,935
Supplies	50,300	22,222
Data processing	98,453	39,902
Occupancy	64,830	40,274
Depreciation	108,392	45,276
Equipment maintenance and rental	8,334	10,862
Telephone	25,055	14,839
Other	161,975	97,662

Total noninterest expense	1,377,945	747,441

Income before income taxes	471,008	5,031

Income tax expense	80,301	1,298

Net income	$390,707	$3,733

Earnings per share (1)
Basic	$0.10	$0.00
Diluted	$0.10	$0.00

Weighted average shares outstanding (1)
Basic	3,748,804	3,744,855
Diluted	4,034,549	3,744,855

(1)   Adjusted for 5-for-4 stock split effective January 16, 2006.

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
Interest income
Interest and dividends on investments	$693,511	$256,552
Interest and fees on loans	9,409,856	2,584,967

Total interest income	10,103,367	2,841,519

Interest expense - deposits	4,787,020	942,687

Net interest income	5,316,347	1,898,832

Provision for loan losses	1,192,500	1,226,000

Net interest income after provision for loan losses	4,123,847	672,832

Noninterest income
Mortgage origination fees	446,063	173,781
Other	94,516	21,733

Total noninterest income	540,579	195,514

Noninterest expense
Salaries and benefits	2,037,355	1,097,979
Professional fees	101,375	85,429
Advertising	141,358	161,985
Supplies	135,353	81,546
Data processing	235,500	80,833
Occupancy	190,973	102,870
Depreciation	244,845	109,489
Equipment maintenance and rental	45,238	35,586
Telephone	76,266	36,420
Other	434,965	243,623

Total noninterest expense	3,643,228	2,035,760

Income (loss) before income taxes	1,021,198	(1,167,414)

Income tax expense (benefit)	177,950	(305,091)

Net income (loss)	$843,248	$(862,323)

Earnings (loss) per share (1)
Basic	$0.23	$(0.23)
Diluted	$0.21	$(0.23)
Weighted average shares outstanding (1)
Basic	3,746,516	3,744,855
Diluted	4,045,648	3,744,855

(1)     Adjusted for 5-for-4 stock split effective January 16, 2006.

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine month periods ended September 30, 2006 and September 30, 2005
(UNAUDITED)

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares (1)	Amount (1)	Paid-in Capital (1)	Deficit	Equity
Balance at December 31, 2004	3,744,855	$37,449	$29,475,544	$(528,873)	$28,984,120

Net loss	-	-	-	(862,323)	(862,323)

Additional offering expenses	-	-	(82,183)	-	(82,183)

Balance at September 30, 2005	3,744,855	$37,449	$29,393,361	$(1,391,196)	$28,039,614

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares (1)	Amount (1)	Paid-in Capital (1)	Deficit	Equity
Balance at December 31, 2005	3,744,855	$37,449	$29,393,361	$(1,144,500)	$28,286,310

Net income	-	-	-	843,248	843,248

Stock option compensation	-	-	128,666	-	128,666

Cash paid for fractional shares	-	-	(1,102)	-	(1,102)

Stock options exercised	13,224	132	108,180	-	108,312

Balance at September 30, 2006	3,758,079	$37,581	$29,629,105	$(301,252)	$29,365,434

(1)     Adjusted for 5-for-4 stock split effective January 16, 2006.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended	Nine Months ended
	September 30, 2006	September 30, 2005
Operating activities
Net income (loss)	$843,248	$(862,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,192,500	1,226,000
Depreciation and amortization	244,845	109,489
Stock option compensation	128,666	-
Increase in accrued interest receivable	(520,140)	(309,878)
Increase in accrued interest payable	301,207	694,459
Increase (decrease) in accrued expenses	(99,625)	25,035
Increase in other assets	(867,150)	(329,493)
Decrease in other liabilities	(157,020)	(11,368)

Net cash provided by operating activities	1,066,531	541,921

Investing activities
Net increase in loans outstanding	(78,051,937)	(90,843,743)
Purchase of investments	(288,500)	(82,700)
Purchase of property and equipment	(2,353,222)	(1,708,460)

Net cash used in investing activities	(80,693,659)	(92,634,903)

Financing activities
Net increase in deposit accounts	98,419,693	94,068,139
Cash paid for fractional shares	(1,102)	-
Stock options exercised	108,312	-
Additional stock offering costs	-	(82,183)
Refunds of subscriptions	-	(829,345)

Net cash provided by financing activities	98,526,903	93,156,611

Net increase in cash and cash equivalents	18,899,775	1,063,629

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,159,333	29,641,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,059,108	$30,704,895

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

Basis of Presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2005 included in the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the upstate region of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

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

Other Investments – Other investments consist primarily of the Company’s investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”). The stock has no quoted market value and no ready market exists. Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings. At September 30, 2006, the Company’s investment in FHLB stock was $271,200. The dividend received on this stock is included in interest and dividends on investments.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At September 30, 2006, management has determined that the Company had $283,934 in non-accrual loans.

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

Earnings (Loss) Per Share – Basic earnings (loss) per share represents the net income (loss) allocated to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method.

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

In adopting SFAS No. 123 (R) , the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. (in thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005
Net income as reported	$391	$4
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	24	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(24)	(41)

Pro forma net income (loss) including stock-based
compensation cost based on fair-value method	$391	$(37)

Earnings (loss) per share:
Basic--as reported	$.10	$0.00

Basic--pro forma	$.10	$(.01)

Diluted--as reported	$.10	$0.00

Diluted--pro forma	$.10	$(.01)

	Nine Months Ended September 30,
	2006	2005
Net income (loss) as reported	$843	$(862)
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	85	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(85)	(1,262)

Pro forma net income (loss) including stock-based
compensation cost based on fair-value method	$843	$(2,124)

Earnings (loss) per share:
Basic--as reported	$.23	$(.29)

Basic--pro forma	$.23	$(.71)

Diluted--as reported	$.21	$(.29)

Diluted--pro forma	$.21	$(.71)

Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Standards – The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion–1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Greer location – The Company has a ten year lease for its Greer office with an initial monthly rental payment of $4,200, which will begin upon completion of construction which is anticipated to be November 13, 2006.

Anderson location – The Company has a ten year lease beginning September 1, 2005 for its Anderson office with an initial monthly rental payment of $3,690, which increases over the life of the lease up to $4,803 per month in years six through ten. The lease may be renewed for two consecutive five-year terms with rental payments increasing 2% each year.

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

NOTE 5 – STOCK BASED COMPENSATION

Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $8.00 per share for every two shares purchased in the stock offering, up to a maximum of 12,500 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015. Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 137,125 warrants. In addition, the Company has adopted a stock option plan. As of September 30, 2006 the Company has 590,796 outstanding options to employees and directors. Under the plan, the company may grant options for up to 21% of its issued shares of common stock. The exercise price of each option is equal to the market price of the company’s stock on the date of grant. The maximum term is ten years, and they vest in no greater than five years. When necessary, the company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the year ended December 31, 2005 as adjusted for the 5-for-4 stock split.

	Stock Options		Warrants
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at December 31, 2005	577,596	$8.17	137,125	$8.00
Granted	26,424	17.53	-	-
Forfeited	-	-	-	-
Exercised	13,224	8.19	-	-

Outstanding at September 30, 2006	590,796	$8.58	137,125	$8.00

The table set forth below summarizes non-vested stock options as of September 30, 2006.

	Weighted- Average
	Number	Fair Value
Outstanding at December 31, 2005	5,875	$6.21
Granted	26,424	7.41
Vested during the year	22,399	7.29
Forfeited during the year	-	-

Outstanding at September 30, 2006	9,900	$8.07

As of September 30, 2006, there was $68,761 total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 54 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at September 30, 2006 as adjusted for the 5-for-4 stock split effective January 16, 2006.

	Outstanding	Exercisable

Number of options	590,796	580,896
Weighted average remaining life	8.53 years	8.51 years
Weighted average exercise price	$8.58	$8.42
High exercise price	$21.00	$21.00
Low exercise price	$8.00	$8.00

Cash received from the exercise of options during the year was $108,312. The intrinsic value of options exercised during 2006 was $48,673.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our rapid growth to date and short operating history;
•	the opening of additional full-service branches and the resulting pressure this could cause on our management team;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the lack of seasoning of our loan portfolio, especially given our rapid loan growth;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Results of Operations

Three Months ended September 30, 2006 and 2005

Overview

Our net income was $390,707 for the three months ended September 30, 2006. Our net income was $3,733 for the three months ended September 30, 2005. Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. Due to our growth over the past year, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the three months ended September 30, 2006, we realized $4,147,713 in interest income, of which $308,060 was from investment activities and $3,839,653 was from loan activities. For the three months ended September 30, 2005, we realized $1,579,358 in interest income, of which $127,746 was from investment activities and $1,451,612 was from loan activities. The substantial increase in our interest income is primarily a result of our rapid loan growth during our first year of operation. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $2,134,829 for the three months ended September 30, 2006. We incurred interest expense of $626,909 in the second quarter of 2005. All of the interest expense was related to deposit accounts.

Provision for Loan Losses

Our provision for loan losses for the three months ended September 30, 2006 was $358,000 compared to $269,000 for the comparable prior year period. The increase was the result of increasing the provision for loan losses to 1.50% of new loan growth during the three months ended September 30, 2006 compared to 1.35% for the same period in 2005.

Noninterest Income

We had noninterest income of $194,069 and $69,023 for the three-month periods ended September 30, 2006 and September 30, 2005, respectively. Mortgage origination fee income for the three months ended September 30, 2006 was $158,084. We had $55,999 in mortgage origination fee income in the third quarter of 2005. The increase was the result of additions to our mortgage lending staff over the past year. If interest rates continue to rise, we would not anticipate this type of continued growth.

Noninterest Expense

We incurred noninterest expense of $1,377,945 during the three months ended September 30, 2006. Included in the expense was $779,293 of salaries and benefits, $64,830 of occupancy expenses, $28,904 of professional expense, $98,453 of data processing expense, and $52,409 of advertising expense. We also incurred $50,300 of expenses related to supplies. The noninterest expense incurred in the three months ended September 30, 2005 was $747,441. Included in the expense was $408,057 of salaries and benefits, $40,274 of occupancy expenses, $30,412 of professional expense, $39,902 of data processing expense, and $37,935 of advertising expense. We also incurred $22,222 of expenses related to supplies.

For the three months ended September 30, 2006, we incurred $116,726 in other fixed asset expenses, which included $108,392 in depreciation and $8,334 in equipment maintenance and rental. For the three months ended September 30, 2005, we incurred $56,138 in other fixed asset expense, which included $45,276 in depreciation and $10,862 in equipment maintenance and rental. We incurred $64,830 and $40,274 in occupancy expense related to our offices in Easley, Spartanburg, Mauldin and Greenwood for the three months ended September 30, 2006 and 2005, respectively. The increase in noninterest expense is the result of the addition of new branches and personnel over the past year.

As described above under Note 2 – Recently Issued Accounting Standards, beginning with calendar year 2006, SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense includes a compensation expense of $36,366 for the fair value of stock options we granted in the three months ended September 30, 2006.

Nine Months ended September 30, 2006 and 2005

Overview

Our net income was $843,248 for the nine months ended September 30, 2006. We incurred a net loss of $862,323 for the nine months ended September 30, 2005. We began operations in the nine-month period ended September 30, 2005. Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. Due to our growth over the past year, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the nine months ended September 30, 2006, we realized $10,103,367 in interest income, of which $693,511 was from investment activities and $9,409,856 was from loan activities. For the nine months ended September 30, 2005, we realized $2,841,519 in interest income, of which $256,552 was from investment activities and $2,584,967 was from loan activities. We incurred interest expense of $4,787,020 for the nine months ended September 30, 2006. We incurred interest expense of $942,687 in the nine months ended September 30, 2005. All of the interest expense was related to deposit accounts.

Provision for Loan Losses

Our provision for loan losses for the nine months ended September 30, 2006 was $1,192,500 compared to $1,226,000 for the comparable prior year period. As discussed above, we increased the provision for loan losses to 1.50% of new loan growth during the nine months ended September 30, 2006 compared to 1.35% for the same period in 2005. However, the loan growth for the nine months ended September 30, 2006 was less than that of the period ended September 30, 2005. The growth for the period ended September 30, 2005 included the purchase of loans made by a correspondent bank which were sourced by our management team prior to our bank opening.

Noninterest Income

We had noninterest income of $540,579 and $195,514 for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively. Mortgage origination fee income for the nine months ended September 30, 2006 was $446,063. We had $173,781 in mortgage origination fee income in the nine month period ended September 30, 2005. The increase was the result of additions to our mortgage lending staff over the past year.

Noninterest Expense

We incurred noninterest expense of $3,643,228 during the nine months ended September 30, 2006. Included in the expense was $2,037,355 of salaries and benefits, $190,973 of occupancy expenses, $101,375 of professional expense, $235,500 of data processing expense, and $141,358 of advertising expense. We also incurred $135,353 of expenses related to supplies. The noninterest expense incurred in the nine months ended September 30, 2005 was $2,035,760. Included in the expense was $1,097,979 of salaries and benefits, $102,870 of occupancy expenses, $85,429 of professional expense, $80,833 of data processing expense, and $161,985 of advertising expense. We also incurred $81,546 of expenses related to supplies.

For the nine months ended September 30, 2006, we incurred $290,083 in other fixed asset expenses, which included $244,845 in depreciation and $45,238 in equipment maintenance and rental. For the nine months ended September 30, 2005, we incurred $145,075 in other fixed asset expense, which included $109,489 in depreciation and $35,586 in equipment maintenance and rental. We incurred $190,973 and $102,870 in occupancy expense related to our offices in Easley, Spartanburg, Mauldin and Greenwood for the nine months ended September 30, 2006 and 2005, respectively. The increase in noninterest expense is the result of the addition of new branches and personnel over the past year.

As described above under Note 2 – Recently Issued Accounting Standards, beginning with calendar year 2006, SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense includes a compensation expense of $128,666 for the fair value of stock options we granted in the nine months ended September 30, 2006.

Assets and Liabilities

General

At September 30, 2006, total assets had increased 73% to $236.4 million as compared to $136.8 million as of December 31, 2005. Gross loans increased $78.1 million, or 67%, during the first nine months of 2006. Federal funds sold increased to $33.7 million as of September 30, 2006 compared to $17.5 million at December 31, 2005. Cash increased $2.7 million, or 161%, since December 31, 2005. Deposits increased $98.4 million, or 92%, during the first nine months of 2006. At September 30, 2006, shareholders’ equity was $29.4 million.

Investment Securities

Other investments increased $288,500, principally due to the purchase of additional FHLB stock.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio. Gross loans increased by $78.1 million, or 67%, during the first nine months of 2006. Balances within major loan categories are as follows:
(in thousands)

	September 30, 2006	December 31, 2005
Real estate - construction	$56,233	$35,742
Real estate - mortgage	121,561	68,965
Commercial and industrial	13,877	9,082
Consumer and other	2,085	1,915
Total loans, gross	$193,756	$115,704
Less allowance for loan losses	2,751	1,558
Total loans, net	$191,005	$114,146

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At September 30, 2006, there was $283,934, or 0.15%, in loans that were non-accruing.

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

Deposits

Our primary source of funds for loans and investments is our deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have rates comparable to those being offered for certificates of deposits in our local market. As of September 30, 2006, total deposits had increased by $98.4 million, or 92%, from December 31, 2005. The largest increase was in time deposits less than $100,000, which increased $45.7 million, or 291%, from December 31, 2005 to September 30, 2006. The increase was attributed to new accounts and the opening of our Spartanburg branch in January 2006.

Balances within the major deposit categories are as follows: (in thousands)

	September 30, 2006	December 31, 2005
Non-interest bearing demand	$12,414	$6,706
Interest bearing demand	5,740	2,025
Savings	17,955	4,284
Time deposits less than $100	61,389	15,698
Time deposits of $100 or over	44,958	17,897
Brokered deposits	62,936	60,362
Total deposits	$205,392	$106,972

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. At September 30, 2006, we had lines of credit with unrelated banks totaling $11.1 million. These lines, which are unsecured, are available on a one-to-seven day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs as well as our construction commitments. The level of liquidity is measured by the cash and cash equivalents-to-total assets ratio, which was at 16.1% at September 30, 2006.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 10% of the bank’s total assets, which meant $23.6 million was available as of September 30, 2006. Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2006, we had issued commitments to extend credit of $39.7 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

	September 30, 2006	December 31, 2005

Commitments to extend credit	$37,153,450	$22,256,455

Standby letters of credit	$2,551,084	$2,760,647

Capital Resources

Total shareholders’ equity increased from $28.3 million at December 31, 2005 to $29.4 million at September 30, 2006. The increase is principally due to the net income for the period of $843,248.

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

The following table summarizes the capital amounts and ratios of the bank.

(dollars in thousands)	September 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$29,991	14.12%	$20,602	16.49%
Tier 1 capital to risk weighted assets	$27,335	12.87%	$19,044	15.24%
Tier 1 capital to average assets	$27,335	12.78%	$19,044	15.28%

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

Item 3.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 13, 2006	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2006	By: /s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                    Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.