Form 10KSB
period 2006-12-31
CommunitySouth Bancshares Inc
filed 2007-03-30
CIK 1295879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

          Commission File Number 333-117053

CommunitySouth Bancshsares, Inc.
(Name of small business issuer in its charter)

South Carolina	20-0934786
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6602 Calhoun Memorial Highway
Easley, South Carolina	29640
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:     (864) 306-2540

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes          No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes          No

The issuer’s revenues for the year ended December 31, 2006 were $15,527,799.

The aggregate market value of the common equity stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 23, 2007, was approximately $62.2 million. This calculation was based on the closing price of our common stock on March 23, 2007 of $15.50.

The number of shares outstanding of the issuer’s common stock was 4,698,697 at March 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the	Part II (Items 6 and 7)
Year Ended December 31, 2006

Proxy Statement for the Annual Meeting of Shareholders	Part III (Portions of Items 9-12 and 14)
to be held on May 15, 2007

Transitional Small Business Disclosure Format. (Check one):       Yes          No

Part I

Item 1.   Description of Business.

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results may differ materially from those anticipated in any forward-looking statements include, but are not limited to those described below under “Risk Factors” and the following:

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

Marketing Focus

        Most of the banks in Anderson, Greenville, Pickens and Spartanburg Counties are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in all of South Carolina, we believe we have a niche in the community banking market in our market area. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and professional concerns. The bank advertises to emphasize the company’s local ownership, community bank nature, and ability to provide more personalized service than its competition.

Location and Service Area

        Our main office is located at 6602 Calhoun Memorial Highway, Easley, South Carolina 29640. Our telephone number is (864) 306-2540. Our site is approximately 1.2 acres in size, and the building is approximately 10,000 square feet. We have four full service branch sites in addition to the main office. The branch sites are in the towns of Anderson, Greer, Mauldin and Spartanburg, South Carolina. Our full service branches service the entire upstate of South Carolina, which we refer to as the “Upstate,” but primarily the counties of Anderson, Greenville, Pickens and Spartanburg.

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

        Anderson County is located in the northwest portion of South Carolina along the I-85 corridor west of Pickens county. With over 230 manufacturers, including 22 international companies, in the county, Anderson has a thriving business climate. Significant industries in Anderson include manufacturers of automotive products, plastics, metal products, industrial machinery, publishing and textiles. There are more than 27 BMW suppliers in the Upstate, which is recognized internationally as an automotive supplier hub. The plastics industry has a strong presence in the Upstate with 244 plastics companies located within the 10 counties of the northwest corner of SC. Anderson County, in particular, has 11 automotive suppliers and is a major player in the plastics industry with 27 plastics companies located within its borders

         Greenville County is located in the northwest portion of South Carolina, also along the I-85 corridor between Atlanta and Charlotte, east of Pickens county. It is South Carolina’s most populous county with over 407,000 residents. Greenville is also one of the state’s wealthiest counties, with average household income of $61,023 in 2004. In the time period from 2001 to 2005 Greenville County has attracted more than $2.4 billion in new business investments and 8,125 new jobs and is now considered the centerpiece of the region considered to be the “economic engine of South Carolina.” In 2002, the Greenville metropolitan area was ranked fifth out of America’s top 50 cities for European business expansion. Greenville county is the home to more corporate headquarters than any other region in South Carolina.

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

•	Real Estate Loans — Mortgage. Mortgage real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in mortgage real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company or residential borrower, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of the real estate securing the loan will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office/residential and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners/borrower and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request.

•	Real Estate Loans — Construction. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

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

        Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

        We also offer home equity loans. Our underwriting criteria for and assessment of the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 10 years or less, carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

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

        Relative Risks of Loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying security, real estate, is generally ascertainable and does not fluctuate as much as some other assets. Certain real estate loans are less risky than others. Residential real estate loans are generally the least risky type of real estate loans, followed by commercial real estate loans and construction and development loans. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than real estate loans, but less risky than consumer loans. Finally, consumer loans, which can also be secured by real estate or other assets, or which can also be unsecured, are generally considered to be the most risky of these categories of loans. Any type of loan which is unsecured is generally more risky than secured loans. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. Additionally, these levels of risk are limited to an analysis of credit risk, and they do not take into account other risk factors associated with making loans such as the interest rate risk inherent in long-term, fixed-rate loans.

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

Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in Anderson, Greenville, Pickens and Spartanburg Counties. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offers services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

        As of March 23, 2007, we had 57 full-time employees and 10 part-time employees.

SUPERVISION AND REGULATION

        Both CommunitySouth Bancshares, Inc., and CommunitySouth Bank and Trust are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

CommunitySouth Bancshares, Inc.

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

        Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

        As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Moreover, the South Carolina Board of Financial Institutions also must approve an acquisition of a South Carolina bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

        Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. Any shareholder of 10% or more, but less than 25% of any class of our voting securities would be required to either file as a controlling shareholder of the company or rebut the presumption of control in accordance with Federal Reserve regulations. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “CommunitySouth Bank and Trust — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “CommunitySouth Bank and Trust– Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

CommunitySouth Bank and Trust

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

        Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized – The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized – The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized – The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized – The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•	Critically Undercapitalized – The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

        As of December 31, 2006, the bank was deemed to be “well capitalized.”

        FDIC Assessments. Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law – generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution’s supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk, pay lower premiums than those institutions deemed to pose more risk, which pay more.

        FDIRA caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required to issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Pursuant to the FDIRA, the FDIC will begin indexing deposit insurance coverage levels for inflation beginning in 2012. Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

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

        The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

         Branching. Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

        Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of the bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Enforcement Powers. The bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

        Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank’s policy not to disclose any personal information unless required by law.

        Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Payment of Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

To expand our upstate franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established financial institutions. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

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

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2006, approximately $16 million of our loans, or 53.7% of our company’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 17 loans totaling approximately $6 million had loan-to-value ratios of 100% or more. At December 31, 2006, $7.6 million of our commercial loans, or 25.5% of our company’s capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, approximately 91% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

An economic downturn, especially one affecting Pickens, Greenville and Spartanburg Counties, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our market of Anderson, Pickens, Greenville and Spartanburg Counties. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in Anderson, Pickens, Greenville and Spartanburg Counties, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

        We are in the process of evaluating our internal controls over financial reporting to allow management to report on our internal controls over financial reporting for our fiscal year 2007, and for our independent registered public accounting firm to attest to our internal controls for fiscal year 2008, as required by regulations relating to Section 404 of the Sarbanes-Oxley Act. While we currently anticipate that we will be able to fully implement the requirements relating to internal controls and other aspects of Section 404 in a timely manner, we could identify deficiencies that we may not be able to remediate in time to meet the applicable deadlines. If we are not able to implement or maintain the requirements of Section 404 in a timely manner or with adequate compliance, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We currently anticipate that we will fully implement the requirements relating to internal controls and all other aspects of Section 404 within the required time frames.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

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

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	taking additional time and creating expense associated with identifying and evaluating potential acquisitions and merger partners;
•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•	diluting our existing shareholders in an acquisition;
•	taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;
•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;
•	taking time and creating expense integrating the operations and personnel of the combined businesses;
•	creating an adverse short-term effect on our results of operations; and
•	losing key employees and customers as a result of an acquisition that is poorly received.

We have never acquired another institution before, so we lack experience in handling any of these risks. There is also a risk that any expansion effort will not be successful.

Item 2.   Description of Property.

        Our main office is located at 6602 Calhoun Memorial Highway, Easley, South Carolina 29640. Our site is approximately 1.2 acres in size, and the building is approximately 10,000 square feet. We own our main office and lease all others. We have four full service branch sites in addition to the main office. The branch sites are in the towns of Anderson, Greer, Mauldin and Spartanburg, South Carolina. Our full service branches service the entire upstate of South Carolina, but primarily the counties of Anderson, Greenville, Pickens and Spartanburg.

        We have a ten year lease that began November 15, 2005 for our Spartanburg office with an initial monthly rental payment of $6,500, which increases over the term of the lease up to $9,275 in the tenth year. The lease may be renewed for two consecutive five-year terms with rental payments increasing 3% each year. The office is located at 531 East Main Street, Spartanburg, SC 29302.

        We have a ten year lease that began November 15, 2005 for our Mauldin office with an initial monthly rental payment of $2,417, which increases over the life of the lease up to $2,872 per month in years seven through ten. The lease may be renewed for one five-year term at a monthly rent of $3,302. The office is located at 787 East Butler Road, Mauldin, SC 29662.

        We have a ten year lease that began June 1, 2006 for our Anderson office with an initial monthly rental payment of $3,690, which increases over the term of the lease up to $4,803 in years six through ten. The lease may be renewed for two consecutive five-year terms with rental payments increasing 2% each year. The office is located at 1510 North Main Street, Anderson, SC 29621.

        We have a ten year lease that began November 20, 2006 for our Greer office with an initial monthly rental payment of $4,600, which increases over the term of the lease up to $5,000 in years six through ten. The lease may be renewed for two consecutive five-year terms with rental payments increasing 2% each year. The office is located at 530 West Wade Hampton Blvd., Greer, SC 29650.

        We believe that all of our properties are adequately covered by insurance.

Item 3.   Legal Proceedings.

        In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.

        On January 16, 2006, the Company effected a 5-for-4 stock split in the form of a stock dividend for shareholders of record as of December 15, 2005. On January 16, 2007, the Company effected a 5-for-4 stock split in the form of a stock dividend for shareholders of record as of December 15, 2006. All per share data has been adjusted for all periods prior to the splits.

        Since March 15, 2006, our common stock has been quoted on the OTC Bulletin Board under the symbol “CBSO.” Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. Because we were not approved for quotation until March 2006, meaningful stock price data is unavailable for the year 2005. During 2005, management is aware of a few transactions in which our common stock traded in the split adjusted price range of $11.20 to $15.20 per share. However, management has not ascertained that these transactions are the result of arm’s length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of our common stock.

        The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated (the bids prices have been adjusted for all stock splits):

2006	High	Low
First Quarter	$ 15.60	$ 15.20
Second Quarter	17.60	13.60
Third Quarter	14.40	12.00
Fourth Quarter	15.36	10.80

        Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 4,698,697 shares were outstanding as of March 23, 2007. We have approximately 1,013 shareholders of record.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, CommunitySouth Bank & Trust, to pay dividends to us. As a South Carolina state bank, CommunitySouth may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock unless its surplus equals or exceeds its stated capital. At December 31, 2006, the banks surplus exceeded its stated capital by $105,369.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

        The information required by Item 6 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2006.

Item 7.   Financial Statements.

        The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2006.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 8A.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,

of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

Item 10.   Executive Compensation.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

Item 12.   Certain Relationships and Related Transactions.

        The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

Item 13.   Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File No.
333-117053).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333-117053).

4.1	See Exhibits 3.1 and 3.2 for provisions in CommunitySouth Bancshares, Inc.'s Articles of Incorporation and
Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the
Company's Form SB-2, File No. 333-117053).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form SB-2, File
No. 333-117053).

10.1	Employment Agreement between CommunitySouth Bancshares, Inc. and C. Allan Ducker, III dated March 29, 2004
(incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-117053).*

10.2	Employment Agreement between CommunitySouth Bancshares, Inc. and David A. Miller dated March 29, 2004
(incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-117053).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB filed on August 15, 2005).*

10.4	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust
(incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-117053).

10.5	Employment Agreement between CommunitySouth Bancshares, Inc. and John W. Hobbs dated August 17, 2004
(incorporated by reference to Exhibit 10.7 of the Company's Form SB-2, File No. 333-117053).*

10.6	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-117053).

10.7	Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E.
Youngblood (incorporated by reference to Exhibit 10.10 of the Company's Form SB-2 as, File No. 333-117053).

10.8	Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E.
Youngblood (incorporated by reference to Exhibit 10.11 of the Company's Form SB-2, File No. 333-117053).

10.9	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 2004).*

10.10	Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and
Trehel Corporation dated August 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB filed on November 14, 2005).

13	Annual Report of the Company for the year ended 2006.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

_________________

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

If you wish to receive a paper copy of any exhibit to our reports filed with or furnished to the SEC, the exhibit may be obtained, upon payment of reasonable expenses, by writing to: CommunitySouth Bancshares, Inc., Attn: John W. Hobbs, Chief Financial Officer, 6602 Calhoun Memorial Highway, Easley, South Carolina 29640.

Item 14.   Principal Accountant Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITYSOUTH BANCSHARES, INC.

Date: March 25, 2007	By: /s/ C. Allan Ducker, III
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

Signature	Title	Date

/s/ David Larry Brotherton David Larry Brotherton	Director	March 25, 2007

/s/ G. Dial Dubose G. Dial Dubose	Director	March 25, 2007

/s/ C. Allan Ducker, III C. Allan Ducker, III	Chief Executive Officer, Director	March 25, 2007

/s/ David W. Edwards David W. Edwards	Director	March 25, 2007

/s/ R. Wesley Hammond R. Wesley Hammond	Director	March 25, 2007

/s/ David A. Miller David A. Miller	President, Director	March 25, 2007

/s/ John W. Hobbs John W. Hobbs	Chief Financial Officer and Principal Accounting Officer	March 25, 2007

/s/ Arnold J. Ramsey* Arnold J. Ramsey*	Director	March 25, 2007

/s/ W. Michael Riddle W. Michael Riddle	Director	March 25, 2007

/s/ Joanne M. Rogers Joanne M. Rogers	Director	March 25, 2007

/s/ B. Lynn Spencer B. Lynn Spencer	Director	March 25, 2007

/s/ J. Neal Workman, Jr. J. Neal Workman, Jr.	Director	March 25, 2007

/s/ Daniel E. Youngblood Daniel E. Youngblood	Director	March 25, 2007

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File No.
333-117053).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333-117053).

4.1	See Exhibits 3.1 and 3.2 for provisions in CommunitySouth Bancshares, Inc.'s Articles of Incorporation and
Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the
Company's Form SB-2, File No. 333-117053).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form SB-2, File
No. 333-117053).

10.1	Employment Agreement between CommunitySouth Bancshares, Inc. and C. Allan Ducker, III dated March 29, 2004
(incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-117053).*

10.2	Employment Agreement between CommunitySouth Bancshares, Inc. and David A. Miller dated March 29, 2004
(incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-117053).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB filed on August 15, 2005).*

10.4	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust
(incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-117053).

10.5	Employment Agreement between CommunitySouth Bancshares, Inc. and John W. Hobbs dated August 17, 2004
(incorporated by reference to Exhibit 10.7 of the Company's Form SB-2, File No. 333-117053).*

10.6	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-117053).

10.7	Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E.
Youngblood (incorporated by reference to Exhibit 10.10 of the Company's Form SB-2 as, File No. 333-117053).

10.8	Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E.
Youngblood (incorporated by reference to Exhibit 10.11 of the Company's Form SB-2, File No. 333-117053).

10.9	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 2004).*

10.10	Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and
Trehel Corporation dated August 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB filed on November 14, 2005).

13	Annual Report of the Company for the year ended 2006.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.