Form 10QSB
period 2007-03-31
CommunitySouth Bancshares Inc
filed 2007-05-14
CIK 1295879

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,698,697 shares of common stock, par value $.01 per share, outstanding as of April 16, 2007.

         Transitional Small Business Disclosure Format (check one):    Yes        No

CommunitySouth Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from bank	$4,393,561	$3,116,070
Federal funds sold	26,081,000	17,925,000

Total cash and cash equivalents	30,474,561	21,041,070

Other investments, at cost	370,800	370,800
Loans, net	240,954,601	214,573,046
Accrued interest receivable	1,196,204	1,177,802
Property and equipment, net	4,888,216	4,743,166
Bank owned life insurance	5,060,270	5,004,758
Other real estate owned	268,713	-
Other assets	1,258,455	1,362,641

Total assets	$284,471,820	$248,273,283

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing	$15,844,625	$14,784,450
Interest bearing	236,851,128	202,246,738

Total deposits	252,695,753	217,031,188

Accrued expense	36,896	100,330
Accrued interest payable	1,815,390	1,425,106
Other liabilities	10,992	21,704

Total liabilities	254,559,031	218,578,328

Shareholders’ Equity
Preferred stock, par value $.01 per share
10,000,000 shares authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized, 4,698,697 and 4,697,697 issued and outstanding at March 31, 2007 and
December 31, 2006, respectively	46,987	46,977
Additional paid-in capital	29,644,910	29,635,458
Retained earnings	220,892	12,520

Total shareholders’ equity	29,912,789	29,694,955

Total liabilities and shareholders’ equity	$284,471,820	$248,273,283

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Interest income
Interest and dividends on investments	$310,156	$183,746
Interest and fees on loans	4,604,653	2,452,964

Total interest income	4,914,809	2,636,710

Interest expense - deposits	2,764,563	1,111,304

Net interest income	2,150,246	1,525,406

Provision for loan losses	362,000	338,500

Net interest income after provision for loan losses	1,788,246	1,186,906

Noninterest income
Mortgage origination fees	245,736	165,461
Other	98,947	37,297

Total noninterest income	344,683	202,758

Noninterest expense
Salaries and benefits	993,220	623,432
Professional fees	42,211	36,618
Advertising	30,869	22,072
Supplies	52,182	48,739
Data processing	120,860	65,338
Occupancy	131,899	70,543
Depreciation	131,047	56,143
Equipment maintenance and rental	30,273	24,174
Telephone	39,472	21,200
Other	217,302	129,974

Total noninterest expense	1,789,335	1,098,233

Income before income taxes	343,594	291,431

Income tax expense	135,222	99,145

Net income	$208,372	$192,286

Earnings per share (1)
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Weighted average shares outstanding (1)
Basic	4,698,441	4,681,068
Diluted	5,216,400	5,194,726

(1)     Adjusted for 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three month periods ended March 31, 2007 and March 31, 2006
(UNAUDITED)

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares (1)	Amount (1)	Paid-in Capital (1)	Earnings	Equity
Balance at December 31, 2006	4,697,697	$46,977	$29,635,458	$12,520	$29,694,955

Net income	-	-	-	208,372	208,372

Stock option compensation	-	-	8,763	-	8,763

Cash paid for fractional shares	-	-	(5,701)	-	(5,701)

Stock options exercised	1,000	10	6,390	-	6,400

Balance at March 31, 2007	4,698,697	$46,987	$29,644,910	$220,892	$29,912,789

					Total
	Common Stock		Additional	Retained	Shareholders’
	Shares (1)	Amount (1)	Paid-in Capital (1)	Deficit	Equity
Balance at December 31, 2005	4,681,068	$46,810	$29,384,000	$(1,144,500)	$28,286,310

Net income	-	-	-	192,286	192,286

Stock option compensation	-	-	42,750	-	42,750

Cash paid for fractional shares	-	-	(1,102)	-	(1,102)

Stock options exercised	-	-	-	-	-

Balance at March 31, 2006	4,681,068	$46,810	$29,425,648	$(952,214)	$28,520,244

(1)     Adjusted for 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

See notes to consolidated financial statements.

CommunitySouth Bancshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	ended	ended
	March 31, 2007	March 31, 2006
Operating Activities	$	$
Net income	208,372	192,286
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	362,000	338,500
Depreciation and amortization	131,047	56,143
Loss on equipment disposal	709	-
Stock option compensation	8,763	42,750
Increase in accrued interest receivable	(18,402)	(153,809)
Increase in accrued interest payable	390,284	425,361
Decrease in accrued expenses	(63,434)	(187,243)
Decrease (increase) in other assets	104,186	(320,199)
Increase (decrease) in other liabilities	(10,712)	50,834

Net cash provided by operating activities	1,112,813	444,623

Investing activities
Net increase in loans outstanding	(27,012,268)	(22,449,493)
Increase in bank owned life insurance	(55,512)	-
Purchase of investments	-	(288,500)
Purchase of property and equipment	(276,806)	(967,355)

Net cash used in investing activities	(27,344,586)	(23,705,348)

Financing activities
Net increase in deposit accounts	35,664,565	25,584,383
Cash paid for fractional shares	(5,701)	(1,102)
Stock options exercised	6,400	-

Net cash provided by financing activities	35,665,264	25,583,281

Net increase in cash and cash equivalents	9,433,491	2,322,556

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,041,070	19,159,333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,474,561	$21,481,889

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity and Organization – CommunitySouth Bancshares, Inc. (the “Company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the “Bank”). The Bank is a state chartered bank organized under the laws of South Carolina. From inception on March 20, 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The Company received approval from the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve (“FRB”) and the State Board of Financial Institutions in January 2005.

The Bank began operations on January 18, 2005. The Bank primarily is engaged in the business of accepting deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public.

The Company sold 4,681,069 shares of common stock at $6.40 per share in an initial public offering that was completed on February 15, 2005 (as adjusted for all stock splits). The offering raised $29,430,810, net of offering costs. The directors and officers of the Company purchased 659,531 shares at $6.40 per share for a total of $4,221,000.

Basis of Presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2006 included in the Company’s Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The Company’s investment portfolio consists of both marketable and nonmarketable equity securities. Management believes credit risk associated with the equity securities is not significant. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Other Investments – Other investments consist primarily of the Company’s investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”). The stock has no quoted market value and no ready market exists. Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings. At March 31, 2007, the Company’s investment in FHLB stock was $270,800. The dividend received on this stock is included in interest and dividends on investments.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. There were no loans in non-accrual status at March 31, 2007.

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Earnings Per Share – Basic earnings per share represents the net income allocated to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method.

Stock–based Compensation – On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans.

In adopting SFAS No. 123 (R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157, Fair Value Measurement. The Company is currently analyzing the fair value option provided under SFAS No. 159.

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

Reclassifications – Certain captions and amounts in the 2006 financial statements were reclassified to conform to the 2007 presentation. Such reclassifications had no effect on previously reported net income or shareholders’ equity.

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

Anderson location – The Company has a ten year lease beginning June 1, 2006 for its Anderson office with an initial monthly rental payment of $3,690, which increases over the term of the lease up to $4,803 in years six through ten. The lease may be renewed for two consecutive five-year terms with rental payments increasing 2% each year.

Greer location – The Company has a ten year lease beginning November 20, 2006 for its Greer office with an initial monthly rental payment of $4,600, which increases over the term of the lease up to $5,000 in years six through ten. The lease may be renewed for two consecutive five-year terms with rental payments increasing 2% each year.

NOTE 4 – RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) are loan and deposit customers in the normal course of business with the Bank. The loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The deposits are accepted on the same terms, including interest rate as those offered for comparable transactions with unrelated persons.

NOTE 5 – STOCK BASED COMPENSATION

Upon completion of the initial public offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015. Warrants held by the Company’s directors will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,406 warrants. In addition, the Company has adopted a stock option plan. As of March 31, 2007 the Company has 748,012 options outstanding to employees and directors. Under the plan, the Company may grant options for up to 21% of its issued shares of common stock. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and the options vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is not expected to acquire shares for such purpose.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the period ended March 31, 2007 as adjusted for the 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

	Stock Options		Warrants
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at December 31, 2006	738,013	$6.87	171,406	$6.40
Granted	11,624	14.80	-	-
Forfeited	625	15.40	-	-
Exercised	1,000	6.40	-	-

Outstanding at March 31, 2007	748,012	6.98	171,406	6.40

The table set forth below summarizes non-vested stock options as of March 31, 2007.

	Weighted-Average
	Number	Fair Value
Outstanding at December 31, 2006	11,500	$6.47
Granted	11,624	6.65
Vested during the period	-	-
Forfeited during the period	625	6.92

Outstanding at March 31, 2007	22,499	6.55

As of March 31, 2007, there was $131,164 total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 55 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at March 31, 2007 as adjusted for the 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

	Outstanding	Exercisable

Number of options	748,012	725,513
Weighted average remaining life	8.05 years	8.01 years
Weighted average exercise price	$6.98	$6.75
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

Cash received from the exercise of options during the year was $6,400. The intrinsic value of options exercised during 2007 was $2,280.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our rapid growth to date and short operating history;
•	the opening of additional full-service branches and the resulting pressure this could cause on our management team;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposits flows;
•	changes in monetary and tax policies;
•	the lack of seasoning of our loan portfolio, especially given our rapid loan growth;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

CommunitySouth Bancshares, Inc. is a bank holding company headquartered in Easley, South Carolina. Our subsidiary, CommunitySouth Bank and Trust, opened for business on January 18, 2005. In addition to the main office in Easley, the bank has four branch locations in the upstate region of South Carolina. We anticipate continued branch expansion in the upstate as opportunities arise. The principal business activity of the Bank is to provide banking services to domestic markets, principally in the upstate of South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. All share and per share information in this report has been adjusted for the 5-for-4 stock splits effected in the form of a stock dividend paid on January 16, 2006 and January 16, 2007 to shareholders of record as of December 15, 2005 and December 15, 2006, respectively.

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

Results of Operations

Three Months ended March 31, 2007 and 2006

Overview

Our net income was $208,372 for the three months ended March 31, 2007 as compared to $192,286 for the three months ended March 31, 2006. Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. Due to our growth over the past two years, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the three months ended March 31, 2007, we realized $4,914,809 in interest income, of which $310,156 was from investment activities and $4,604,653 was from loan activities. For the three months ended March 31, 2006, we realized $2,636,710 in interest income, of which $183,746 was from investment activities and $2,452,964 was from loan activities. The substantial increase in our interest income is primarily a result of our continued loan growth during our second year of operation. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $2,764,563 and $1,111,304 for the three months ended March 31, 2007 and March 31, 2006, respectively. All of the interest expense was related to deposit accounts. We have, however, experienced a decline in our net interest margin to 3.44% from 4.35% for the quarters ended March 31, 2007 and 2006, respectively. The decline was due to repricing of deposits and competitive pressure on commercial loan pricing.

Provision for Loan Losses

Our provision for loan losses for the three months ended March 31, 2007 was $362,000 compared to $338,500 for the comparable prior year period. The $23,500 increase was the result of greater loan production in 2007 compared to the same period in 2006. The net increase in loans outstanding was $26.7 million from the first quarter of 2006 to the first quarter of 2007 as compared to a net increase of $22.4 million from the first quarter of 2005 to the first quarter of 2006.

Noninterest Income

We had noninterest income of $344,683 and $202,758 for the three months ended March 31, 2007 and 2006, respectively. Mortgage origination fee income for the three months ended March 31, 2007 was $245,736. We had $165,461 in mortgage origination fee income in the first quarter of 2006. The increase was the result of additions to our mortgage lending staff over the past year. If interest rates continue to rise, we would not anticipate this type of continued growth. Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Noninterest Expense

We incurred noninterest expense of $1,789,335 during the three months ended March 31, 2007. Included in the expense was $993,220 of salaries and employee benefits, $131,899 of occupancy expense, $42,211 of professional expense, $120,860 of data processing expense, $30,869 of advertising expense, and $52,182 of expense related to supplies. The noninterest expense incurred in the three months ended March 31, 2006 was $1,098,233. Included in the expense was $623,432 of salaries and employee benefits, $70,543 of occupancy expense, $36,618 of professional expense, $65,338 of data processing expense, $22,072 of advertising expense, and $48,739 of expense related to supplies.

For the three months ended March 31, 2007, we incurred $161,320 in other fixed asset expenses, which included $131,047 in depreciation and $30,273 in equipment maintenance and rental. For the three months ended March 31, 2006, we incurred $80,317 in other fixed asset expense, which included $56,143 in depreciation and $24,174 in equipment maintenance and rental. We incurred $131,899 and $70,543 in occupancy expense related to our offices in Easley, Spartanburg, Mauldin and

Greenwood for the three months ended March 31, 2007 and 2006, respectively. The increase in noninterest expense is the result of the addition of new branches and personnel over the past year.

Assets and Liabilities

General

At March 31, 2007, total assets increased 15% to $284.5 million as compared to $248.3 million at December 31, 2006. Gross loans increased $26.8 million, or 12%, during the first three months of 2007. Federal funds sold increased to $26.1 million at March 31, 2007 compared to $17.9 million at December 31, 2006. Cash and cash equivalents increased $9.4 million, or 45%, since December 31, 2006. Deposits increased $35.7 million, or 16%, during the first three months of 2007. At March 31, 2007, shareholders’ equity was $29.9 million.

Investment Securities

Other investments remained stable at $370,800 at March 31, 2007.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio. Gross loans increased by $26.8 million, or 12%, during the first three months of 2007. Balances within major loan categories are as follows:

	March 31, 2007	December 31, 2006
	(dollar amounts in thousands)
Real estate - construction	$84,259	$69,021
Real estate - mortgage	138,342	128,709
Commercial and industrial	18,775	17,239
Consumer and other	3,017	2,695

Total loans, gross	244,393	217,664
Less allowance for loan losses	3,438	3,091

Total loans, net	$240,955	$214,573

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At March 31, 2007, there were no loans that were non-accruing.

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

Deposits

Our primary source of funds for loans and investments is our deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have rates comparable to those being offered for certificates of deposits in our local market. As of March 31, 2007, total deposits had increased by $35.7 million, or 16%, from December 31, 2006. The largest percentage increase was in interest bearing demand deposits, which increased $6.6 million, or 120%, from December 31, 2006 to March 31, 2007.

Balances within the major deposit categories are as follows:

	March 31, 2007	December 31, 2006
	(dollar amounts in thousands)
Non-interest bearing demand	$15,845	$14,784
Interest bearing demand	12,102	5,508
Savings	18,907	13,868
Time deposits less than $100	68,330	64,457
Time deposits of $100 or over	48,670	46,606
Brokered deposits	88,842	71,808

Total deposits	$252,696	$217,031

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. At March 31, 2007, we had lines of credit with unrelated banks totaling $11.1 million. These lines, which are unsecured, are available on a one-to-seven day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs as well as our construction commitments. The level of liquidity is measured by the cash and cash equivalents-to-total assets ratio, which was at 10.7% at March 31, 2007.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 10% of the bank’s total assets, which meant $28.4 million was available as of March 31, 2007. Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2007, we had issued commitments to extend credit of $48.7 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

	March 31, 2007	December 31, 2006

Commitments to extend credit	$45,481,550	$37,928,398

Standby letters of credit	$3,256,570	$2,780,068

Capital Resources

Total shareholders’ equity increased from $29.7 million at December 31, 2006 to $29.9 million at March 31, 2007. The increase is principally due to the net income for the period of $208,372.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 30, 2006, the Federal Reserve expanded the definition of a “small bank holding company” to include bank holding companies with less than $500 million in total assets. Bank holding companies that have less than $500 million in total assets do not qualify under the expanded definition if they (i) are engaged in significant non-banking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in total assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.   In the adopting release for the new rule, the Federal Reserve stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was not subject to these capital guidelines, as it had less than $150 million in assets at the time. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

The Bank exceeded the regulatory capital requirements at March 31, 2007 and December 31, 2006 as set forth in the following table.

	March 31, 2007		December 31, 2006
	(dollar amounts in thousands)
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$31,262	11.56%	$30,521	12.75%
Tier 1 capital to risk weighted assets	$27,880	10.31%	$27,528	11.50%
Tier 1 capital to average assets	$27,880	10.48%	$27,528	11.49%

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

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flows, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Item 3.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 11, 2007	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2007	By: /s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number             Description

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.