Form 10QSB
period 2007-06-30
CommunitySouth Financial CORP
filed 2007-08-13
CIK 1295879

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 000-51896

COMMUNITYSOUTH FINANCIAL CORPORATION
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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,698,697 shares of common stock, par value $.01 per share, outstanding as of July 28, 2007.

         Transitional Small Business Disclosure Format (check one):    Yes        No

CommunitySouth Financial Corporation

Part I — Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from bank	$5,826,390	$3,116,070
Federal funds sold	40,769,000	17,925,000

Total cash and cash equivalents	46,595,390	21,041,070
Other investments, at cost	546,800	370,800
Loans, net	260,175,808	214,573,046
Accrued interest receivable	1,411,238	1,177,802
Property and equipment, net	4,948,359	4,743,166
Bank owned life insurance	5,115,782	5,004,758
Other assets	1,030,789	1,362,641

Total assets	$319,824,166	$248,273,283

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$20,575,669	$14,784,450
Interest bearing	267,020,105	202,246,738

Total deposits	287,595,774	217,031,188
Accrued expense	136,105	100,330
Accrued interest payable	1,691,037	1,425,106
Other liabilities	11,473	21,704

Total liabilities	289,434,389	218,578,328

Shareholders' Equity
Preferred stock, par value $.01 per share
10,000,000 shares authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized, 4,698,697 and 4,697,697 issued and outstanding at June 30, 2007 and
December 31, 2006, respectively	46,987	46,977
Additional paid-in capital	29,659,769	29,635,458
Retained earnings	683,021	12,520

Total shareholders' equity	30,389,777	29,694,955

Total liabilities and shareholders' equity	$319,824,166	$248,273,283

See notes to consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006
Interest income
Interest and dividends on investments	$398,882	$201,705
Interest and fees on loans	5,192,585	3,117,239

Total interest income	5,591,467	3,318,944
Interest expense - deposits	3,116,024	1,540,887

Net interest income	2,475,443	1,778,057
Provision for loan losses	270,000	496,000

Net interest income after provision for loan losses	2,205,443	1,282,057

Noninterest income
Mortgage origination fees	276,276	122,518
Other
	121,815	21,234

Total noninterest income	398,091	143,752

Noninterest expense
Salaries and benefits	1,047,241	634,630
Professional fees	80,800	35,853
Advertising	42,771	66,877
Supplies	24,085	36,314
Data processing	138,154	71,709
Occupancy	112,226	55,600
Depreciation	150,181	80,310
Equipment maintenance and rental	23,091	12,730
Telephone	32,278	30,011
Other	227,731	143,016

Total noninterest expense	1,878,558	1,167,050

Income before income taxes	724,976	258,759
Income tax expense (benefit)	262,847	(1,496)

Net income	$462,129	$260,255

Earnings per share (1)
Basic	$0.10	$0.06
Diluted	$0.09	$0.05

Weighted average shares outstanding (1)
Basic	4,698,697	4,682,305
Diluted	5,159,460	5,199,046

(1) Adjusted for 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

See notes to consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
Interest income
Interest and dividends on investments	$709,038	$385,451
Interest and fees on loans	9,797,238	5,570,203

Total interest income	10,506,276	5,955,654
Interest expense - deposits	5,880,587	2,652,191

Net interest income	4,625,689	3,303,463
Provision for loan losses	632,000	834,500

Net interest income after provision for loan losses	3,993,689	2,468,963

Noninterest income
Mortgage origination fees	522,012	287,979
Other	220,762	58,531

Total noninterest income	742,774	346,510

Noninterest expense
Salaries and benefits	2,040,461	1,258,062
Professional fees	123,011	72,471
Advertising	73,640	88,949
Supplies	76,267	85,053
Data processing	259,014	137,047
Occupancy	244,125	126,143
Depreciation	281,228	136,453
Equipment maintenance and rental	53,364	36,904
Telephone	71,750	51,211
Other	445,033	272,990

Total noninterest expense	3,667,893	2,265,283

Income before income taxes	1,068,570	550,190
Income tax expense	398,069	97,649

Net income	$670,501	$452,541

Earnings per share (1)
Basic	$0.14	$0.10
Diluted	$0.13	$0.09

Weighted average shares outstanding (1)
Basic	4,698,570	4,681,690
Diluted	5,187,265	5,164,374

(1) Adjusted for 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

See notes to consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six month periods ended June 30, 2007 and June 30, 2006
(UNAUDITED)

					Total
	Common Stock		Additional	Retained	Shareholders'
	Shares (1)	Amount (1)	Paid-in Capital (1)	Earnings	Equity
Balance at December 31, 2006	4,697,697	$46,977	$29,635,458	$12,520	$29,694,955
Net income	-	-	-	670,501	670,501
Stock option compensation	-	-	23,622	-	23,622
Cash paid for fractional shares	-	-	(5,701)	-	(5,701)
Stock options exercised	1,000	10	6,390	-	6,400

Balance at June 30, 2007	4,698,697	$46,987	$29,659,769	$683,021	$30,389,777

					Total
	Common Stock		Additional	Retained	Shareholders'
	Shares (1)	Amount (1)	Paid-in Capital (1)	Earnings	Equity
Balance at December 31, 2005	4,681,068	$46,810	$29,384,000	$(1,144,500)	$28,286,310
Net income	-	-	-	452,541	452,541
Stock option compensation	-	-	102,300	-	102,300
Cash paid for fractional shares	-	-	(1,102)	-	(1,102)

Balance at June 30, 2006	4,681,068	$46,810	$29,485,198	$(691,959)	$28,840,049

(1) Adjusted for 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

See notes to consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended	Six Months ended
	June 30, 2007	June 30, 2006
Operating activities
Net income	$670,501	$452,541
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	632,000	834,500
Depreciation and amortization	281,228	136,453
Loss on equipment disposal	709	-
Stock option compensation	23,622	92,300
Increase in accrued interest receivable	(233,436)	(308,004)
Increase (decrease) in accrued interest payable	265,931	(72,824)
Increase (decrease) in accrued expenses	35,775	(184,993)
Decrease (increase) in other assets	331,852	(774,939)
Decrease in other liabilities	(10,231)	(160,147)

Net cash provided by operating activities	1,997,951	14,887

Investing activities
Net increase in loans outstanding	(46,234,762)	(55,478,736)
Increase in bank owned life insurance	(111,024)	-
Purchase of investments	(176,000)	(288,500)
Purchase of property and equipment	(487,130)	(2,068,616)

Net cash used in investing activities	(47,008,916)	(57,835,852)

Financing activities
Net increase in deposit accounts	70,564,586	65,998,470
Cash paid for fractional shares	(5,701)	(1,102)
Stock options exercised	6,400	10,000

Net cash provided by financing activities	70,565,285	66,007,368

Net increase in cash and cash equivalents	25,554,320	8,186,403
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,041,070	19,159,333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,595,390	$27,345,736

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity and Organization — CommunitySouth Financial Corporation (the “Company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the “Bank”). The Bank is a state chartered bank organized under the laws of South Carolina. From inception on March 20, 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The Company received approval from the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve (“FRB”) and the State Board of Financial Institutions in January 2005.

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

Basis of Presentation — The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2006 included in the Company’s Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of CommunitySouth Financial Corporation, the parent company, and CommunitySouth Bank and Trust, its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated statements.

Management’s Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Disclosure Regarding Segments — The Company reports as one operating segment, as management reviews the results of operations of the Company as a single enterprise.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term interest bearing deposits and federal funds sold. Cash and cash equivalents have an original maturity of three months or less.

Concentrations of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

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

The Company’s investment portfolio consists of both marketable and nonmarketable equity securities. Management believes credit risk associated with the equity securities is not significant because the Company does not invest a material amount in equity securities. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Other Investments – Other investments consist primarily of the Company’s investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”). The stock has no quoted market value and no ready market exists. Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings. At June 30, 2007, the Company’s investment in FHLB stock was $446,800. The dividend received on this stock is included in interest and dividends on investments.

Loans Receivable — Loans are stated at their unpaid principal balance less an allowance for loan losses and net deferred loan origination fees. Interest income is computed using the simple interest method and is recorded in the period earned. Loan origination fees collected and certain loan origination costs are deferred and the net amount is accreted as income using a method that approximates the level yield method over the life of the related loans.

When serious doubt exists as to the collectibility of a loan or when a loan becomes ninety days past due as to principal or interest, interest income generally is discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. There were no loans in non-accrual status at June 30, 2007.

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

Property and Equipment — Premises, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Residential Loan Origination Fees — The Company offers residential loan origination service to its customers in its immediate market area. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondents.

Advertising — Advertising, promotional, and other business development costs generally are expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Income Taxes — Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carryforwards.

Earnings Per Share — Basic earnings per share represents the net income allocated to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method.

Stock–based Compensation – On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

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

Reclassifications — Certain captions and amounts in the 2006 financial statements were reclassified to conform to the 2007 presentation. Such reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 3 — LEASES

Spartanburg location — The Company has a ten year lease beginning November 15, 2005 for its Spartanburg office with an initial monthly rental payment of $6,500, which increases over the term of the lease up to $9,275 in the tenth year. The lease may be renewed for two consecutive five-year terms with rental payments increasing 3% each year.

Mauldin location — The Company has a ten year lease beginning November 15, 2005 for its Mauldin office with an initial monthly rental payment of $2,417, which increases over the life of the lease up to $2,872 per month in years seven through ten. The lease may be renewed for one five-year term at a monthly rent of $3,302.

Anderson location — The Company has a ten year lease beginning June 1, 2006 for its Anderson office with an initial monthly rental payment of $3,690, which increases over the term of the lease up to $4,803 in years six through ten. The lease may be renewed for two consecutive five-year terms with rental payments increasing 2% each year.

Greer location — The Company has a ten year lease beginning November 20, 2006 for its Greer office with an initial monthly rental payment of $4,600, which increases over the term of the lease up to $5,000 in years six through ten. The lease may be renewed for two consecutive five-year terms with rental payments increasing 2% each year.

NOTE 4 — RELATED PARTY TRANSACTIONS

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

NOTE 5 – STOCK BASED COMPENSATION

Upon completion of the initial public offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015. Warrants held by the Company’s directors will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,406 warrants. In addition, the Company has adopted a stock option plan. As of June 30, 2007 the Company has 759,480 options outstanding to employees and directors. Under the plan, the Company may grant options for up to 21% of its issued shares of common stock. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and the options vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is not expected to acquire shares for such purpose.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the period ended June 30, 2007 as adjusted for the 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

	Stock Options		Warrants
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2006	738,013	$6.87	171,406	$6.40
Granted	33,248	15.52	-	-
Forfeited	10,781	13.43	-	-
Exercised	1,000	6.40	-	-

Outstanding at June 30, 2007	759,480	7.15	171,406	6.40

The table set forth below summarizes non-vested stock options as of June 30, 2007.

	Weighted- Average
	Number	Fair Value
Outstanding at December 31, 2006	11,500	$6.47
Granted	33,248	6.98
Vested during the period	-	-
Forfeited during the period	3,750	7.11

Outstanding at June 30, 2007	40,998	6.82

As of June 30, 2007, there was $270,917 total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 55 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at June 30, 2007 as adjusted for the 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

	Outstanding	Exercisable

Number of options	759,480	718,482
Weighted average remaining life	7.85 years	7.75 years
Weighted average exercise price	$7.15	$6.70
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission and the following:

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

All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

CommunitySouth Financial Corporation is a bank holding company headquartered in Easley, South Carolina. Our subsidiary, CommunitySouth Bank and Trust, opened for business on January 18, 2005. In addition to the main office in Easley, the Bank has four branch locations in the upstate region of South Carolina. We opened our Mauldin branch in the fourth quarter of 2005, our Spartanburg branch in the first quarter of 2006, Anderson branch in the third quarter of 2006, and our Greer branch in the fourth quarter of 2006. We anticipate continued branch expansion in the upstate region as opportunities arise. The bank provides banking services to domestic markets, principally in the upstate of South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. All share and per share information in this report has been adjusted for the 5-for-4 stock splits effected in the form of a stock dividend paid on January 16, 2006 and January 16, 2007 to shareholders of record as of December 15, 2005 and December 15, 2006, respectively.

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

Results of Operations

Three Months ended June 30, 2007 and 2006

Overview

Our net income was $462,129 for the three months ended June 30, 2007 as compared to $260,255 for the three months ended June 30, 2006. Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. Due to our growth over the past two years, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the three months ended June 30, 2007, we realized $5,591,467 in interest income, of which $398,882 was from investment activities and $5,192,585 was from loan activities. For the three months ended June 30, 2006, we realized $3,318,944 in interest income, of which $201,705 was from investment activities and $3,117,239 was from loan activities. The substantial increase in our interest income is primarily a result of our continued loan growth during our second year of operation. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $3,116,024 and $1,540,887 for the three months ended June 30, 2007 and June 30, 2006, respectively. This increase in our interest expense was a result of increased levels of interest bearing deposits and higher average interest rates on those deposits. We have experienced a decline in our net interest margin to 3.49% from 4.20% for the quarters ended June 30, 2007 and 2006, respectively. The decline was due to repricing of deposits and competitive pressure on commercial loan pricing.

Provision for Loan Losses

Our provision for loan losses for the three months ended June 30, 2007 was $270,000 compared to $496,000 for the comparable prior year period. The $226,000 decrease was the result of greater loan production in 2006 compared to the same period in 2007. The net increase in loans outstanding was $19.5 million for the second quarter of 2007 as compared to a net increase of $33.0 million for the second quarter of 2006.

Noninterest Income

We had noninterest income of $398,091 and $143,752 for the three months ended June 30, 2007 and 2006, respectively. Mortgage origination fee income for the three months ended June 30, 2007 was $276,276. We had $122,518 in mortgage origination fee income in the second quarter of 2006. The increase was the result of additions to our mortgage lending staff over the past year. If interest rates continue to rise, we would not anticipate this type of continued growth. Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Noninterest Expense

We incurred noninterest expense of $1,878,558 during the three months ended June 30, 2007. Included in the expense was $1,047,241 of salaries and employee benefits, $112,226 of occupancy expense, $80,800 of professional expense, $138,154 of data processing expense, $42,771 of advertising expense, and $24,085 of expense related to supplies. The noninterest expense incurred in the three months ended June 30, 2006 was $1,167,050. Included in the expense was $634,630 of salaries and employee benefits, $55,600 of occupancy expense, $35,853 of professional expense, $71,709 of data processing expense, $66,877 of advertising expense, and $36,314 of expense related to supplies.

For the three months ended June 30, 2007, we incurred $173,272 in other fixed asset expenses, which included $150,181 in depreciation and $23,091 in equipment maintenance and rental. For the three months ended June 30, 2006, we incurred $93,040 in other fixed asset expense, which included $80,310 in depreciation and $12,730 in equipment maintenance and rental. We incurred $112,226 and $55,600 in occupancy expense related to all of our office locations for the three months ended June 30, 2007 and 2006, respectively.

The increase in noninterest expense is the result of the addition of new branches and personnel over the past year.

Six Months ended June 30, 2007 and 2006

Overview

Our net income was $670,501 for the six months ended June 30, 2007 as compared to $452,541 for the six months ended June 30, 2006. Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. Due to our growth over the past two years, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the six months ended June 30, 2007, we realized $10,506,276 in interest income, of which $709,038 was from investment activities and $9,797,238 was from loan activities. For the six months ended June 30, 2006, we realized $5,955,654 in interest income, of which $385,451 was from investment activities and $5,570,203 was from loan activities. The substantial increase in our interest income is primarily a result of our continued loan growth during our second year of operation. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $5,880,587 and $2,652,191 for the six months ended June 30, 2007 and June 30, 2006, respectively. This increase in our interest expense was a result of increased levels of interest bearing deposits and higher average interest rates on those deposits. We have experienced a decline in our net interest margin to 3.46% from 4.27% for six months ended June 30, 2007 and 2006, respectively. The decline was due to repricing of deposits and competitive pressure on commercial loan pricing.

Provision for Loan Losses

Our provision for loan losses for the six months ended June 30, 2007 was $632,000 compared to $834,500 for the comparable prior year period. The $202,500 decrease was the result of greater loan production in 2006 compared to the same period in 2007. The net increase in loans outstanding was $55.5 million for the first six months of 2006 as compared to a net increase of $46.2 million for the first six months of 2007.

Noninterest Income

We had noninterest income of $742,774 and $346,510 for the six months ended June 30, 2007 and 2006, respectively. Mortgage origination fee income for the six months ended June 30, 2007 was $522,012. We had $287,979 in mortgage origination fee income in the first six months of 2006. The increase was the result of additions to our mortgage lending staff over the past year. If interest rates continue to rise, we would not anticipate this type of continued growth. Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Noninterest Expense

We incurred noninterest expense of $3,667,893 during the six months ended June 30, 2007. Included in the expense was $2,040,461 of salaries and employee benefits, $244,125 of occupancy expense, $123,011 of professional expense, $259,014 of data processing expense, $73,640 of advertising expense, and $76,267 of expense related to supplies. The noninterest expense incurred in the six months ended June 30, 2006 was $2,265,283. Included in the expense was $1,258,062 of salaries and employee benefits, $126,143 of occupancy expense, $72,471 of professional expense, $137,047 of data processing expense, $88,949 of advertising expense, and $85,053 of expense related to supplies.

For the six months ended June 30, 2007, we incurred $334,592 in other fixed asset expenses, which included $281,228 in depreciation and $53,364 in equipment maintenance and rental. For the six months ended June 30, 2006, we incurred $173,357 in other fixed asset expense, which included $136,453 in depreciation and $36,904 in equipment maintenance and rental. We incurred $244,125 and $126,143 in occupancy expense related to our offices in Easley, Spartanburg, Mauldin, Anderson, Greer and Greenwood for the six months ended June 30, 2007 and 2006, respectively.

The increase in noninterest expense is the result of the addition of new branches and personnel over the past year.

Assets and Liabilities

General

At June 30, 2007, total assets increased 29% to $319.8 million as compared to $248.3 million at December 31, 2006. Gross loans increased $46.2 million, or 21%, during the first six months of 2007. Federal funds sold increased to $40.8 million at June 30, 2007 compared to $17.9 million at December 31, 2006. Cash and cash equivalents increased $25.6 million, or 121.5%, since December 31, 2006. Deposits increased $70.6 million, or 32.5%, during the first six months of 2007. At June 30, 2007, shareholders’ equity was $30.4 million.

Investment Securities

Other investments increased by $176,000 since December 31, 2006 due to the purchase of additional FHLB stock.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio. Gross loans increased by $46.2 million, or 21.2%, during the first six months of 2007. Balances within major loan categories are as follows:

	June 30, 2007	December 31, 2006
	(dollar amounts in thousands)
Real estate - construction	$96,537	$69,021
Real estate - mortgage	144,440	128,709
Commercial and industrial	19,471	17,239
Consumer and other	3,440	2,695

Total loans, gross	263,888	217,664
Less allowance for loan losses	3,712	3,091

Total loans, net	$260,176	$214,573

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2007, there were no loans that were non-accruing.

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

Deposits

Our primary source of funds for loans and investments is our deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have rates comparable to those being offered for certificates of deposits in our local market. As of June 30, 2007, total deposits had increased by $70.6 million, or 32.5%, from December 31, 2006. The largest percentage increase was in interest bearing demand deposits, which increased $11.6 million, or 210%, from December 31, 2006 to June 30, 2007.

Balances within the major deposit categories are as follows:

	June 30, 2007	December 31, 2006
	(dollar amounts in thousands)
Non-interest bearing demand	$20,576	$14,784
Interest bearing demand	17,073	5,508
Savings	20,124	13,868
Time deposits less than $100	62,934	64,457
Time deposits of $100 or over	45,517	46,606
Brokered deposits	121,372	71,808

Total deposits	$287,596	$217,031

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. At June 30, 2007, we had lines of credit with unrelated banks totaling $15 million. These lines, which are unsecured, are available on a one-to-seven day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs as well as our construction commitments. The level of liquidity is measured by the cash and cash equivalents-to-total assets ratio, which was at 14.6% at June 30, 2007.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 10% of the bank’s total assets, which meant $28.4 million was available as of June 30, 2007. Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2007, we had issued commitments to extend credit of $50.5 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

	June 30, 2007	December 31, 2006
Commitments to extend credit	$47,203,498	$37,928,398

Standby letters of credit	$3,299,049 $	$2,780,068

Capital Resources

Total shareholders’ equity increased from $29.7 million at December 31, 2006 to $30.4 million at June 30, 2007. The increase is principally due to the net income for the period of $670,501.

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

The Bank exceeded the regulatory capital requirements at June 30, 2007 and December 31, 2006 as set forth in the following table.

	June 30, 2007		December 31, 2006
	(dollar amounts in thousands)
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$32,289	11.04%	$30,521	12.75%
Tier 1 capital to risk weighted assets	$28,634	9.79%	$27,528	11.50%
Tier 1 capital to average assets	$28,634	9.63%	$27,528	11.49%

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

Item 3. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

18

Part II — Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

There were three matters submitted to a vote of security holders during the three months ended June 30, 2007 at our annual meeting of shareholders held on May 15, 2007.

      Proposal #1 – Amendment to the Articles of Incorporation for Name Change

The shareholders approved the proposal for the Amendment to the Articles of Incorporation for CommunitySouth Bancshares, Inc. to change its name to CommunitySouth Financial Corporation with 3,406,490 votes cast in favor of the proposal, 1,231 against, and 62,111 abstained.

      Proposal #2 – Amendment of the Bylaws

The shareholders approved the proposal for the Amendment to the Bylaws for the Company regarding indemnification of Company directors and officers and of other employees or agents as determined by the Board of Directors with 3,390,115 votes cast in favor of the proposal, 55,846 against, and 23,871 abstained.

      Proposal #3 – Election of Class III Directors

                Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are C. Allan Ducker, III, W. Michael Riddle, R. Wesley Hammond, and David W. Edwards. The current Class II directors are David A. Miller, David L. Brotherton, Arnold J. Ramsey, and J. Neal Workman, Jr. The current Class III directors are G. Dial DuBose, Joanne Rogers, B. Lynn Spencer, Daniel E. Youngblood, and John W. Hobbs. The Class III directors were up for reelection at this year’s annual meeting held on May 15, 2007. Each of the existing Class III directors were re-elected at the annual meeting for a three-year term expiring at the 2010 annual meeting of shareholders. For Mr. DuBose, 3,431,318 votes were cast in favor of his reelection as director with 38,514 abstained. For Mrs. Rogers, 3,429,912 votes were cast in favor of her reelection as director with 39,920 abstained. For Mr. Spencer, 3,430,693 votes were cast in favor of his reelection as director with 50,075 abstained. For Mr. Hobbs, 3,431,474 votes were cast in favor of his election as a director with 38,358 abstained. The terms of the Class I directors will expire at the 2008 annual shareholders meeting, and the terms of the Class II directors will expire at the 2009 annual shareholders meeting.

Items 5. Other Information.

Not applicable.

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

Date: July 30, 2007	By: /s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2007	By: /s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number         Description

31.1      Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2      Rule 13a-14(a) Certification of the Principal Financial Officer.

32         Section 1350 Certifications.