Form 10QSB
period 2007-09-30
CommunitySouth Financial CORP
filed 2007-11-14
CIK 1295879

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File No. 000-51896

COMMUNITYSOUTH FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

South Carolina	20-0934786
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

6602 Calhoun Memorial Highway

Easley, South Carolina 29640

(Address of principal executive

offices, including zip code)

(864) 306-2540

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐                                Accelerated filer ☐                                        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   4,698,697 shares of common stock, par value $.01 per share, outstanding as of November 13, 2007.

CommunitySouth Financial Corporation

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from bank	$5,438,487	$3,116,070
Federal funds sold	17,183,000	17,925,000
Total cash and cash equivalents	22,621,487	21,041,070
Investment securities available-for-sale	24,756,885	—
Other investments, at cost	546,800	370,800
Loans, net	285,603,629	214,573,046
Accrued interest receivable	1,859,177	1,177,802
Property and equipment, net	4,973,749	4,743,166
Bank owned life insurance	5,171,294	5,004,758
Other assets	1,338,773	1,362,641

Total assets	$346,871,794	$248,273,283

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$21,950,186	$14,784,450
Interest bearing	290,755,549	202,246,738
Total deposits	312,705,735	217,031,188

Accrued expense	290,615	100,330
Accrued interest payable	2,814,345	1,425,106
Other liabilities	53,418	21,704

Total liabilities	315,864,113	218,578,328

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 10,000,000 shares authorized, 4,698,697 and 4,697,697 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	46,987	46,977
Additional paid-in capital	29,675,718	29,635,458
Accumulated other comprehensive income	142,224	—
Retained earnings	1,142,752	12,520
Total shareholders’ equity	31,007,681	29,694,955

Total liabilities and shareholders’ equity	$346,871,794	$248,273,283

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended	Three months ended
	September 30, 2007	September 30, 2006
Interest income
Interest and dividends on investments	$476,312	$308,060
Interest and fees on loans	5,676,825	3,839,653
Total interest income	6,153,137	4,147,713

Interest expense - deposits	3,413,663	2,134,829

Net interest income	2,739,474	2,012,884

Provision for loan losses	362,000	358,000

Net interest income after provision for loan losses	2,377,474	1,654,884

Non-interest income
Mortgage origination fees	285,600	158,084
Other	120,145	35,985
Total non-interest income	405,745	194,069

Non-interest expense
Salaries and benefits	1,079,416	779,293
Professional fees	101,886	28,904
Advertising	100,217	52,409
Supplies	29,094	50,300
Data processing	156,561	98,453
Occupancy	110,853	64,830
Depreciation	156,223	108,392
Equipment maintenance and rental	25,637	8,334
Telephone	33,815	25,055
Other	365,030	161,975
Total non-interest expense	2,158,732	1,377,945

Income before income taxes	624,487	471,008

Income tax expense	164,756	80,301

Net income	$459,731	$390,707

Earnings per share (1)
Basic	$0.10	$0.08
Diluted	$0.09	$0.08

Weighted average shares outstanding (1)
Basic	4,698,697	4,686,005
Diluted	5,089,566	5,043,186

(1)  Adjusted for 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

See notes to consolidated financial statements.

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Interest income
Interest and dividends on investments	$1,185,350	$693,511
Interest and fees on loans	15,474,063	9,409,856
Total interest income	16,659,413	10,103,367

Interest expense – deposits	9,294,250	4,787,020

Net interest income	7,365,163	5,316,347

Provision for loan losses	994,000	1,192,500

Net interest income after provision for loan losses	6,371,163	4,123,847

Non-interest income
Mortgage origination fees	807,612	446,063
Other	340,907	94,516
Total non-interest income	1,148,519	540,579

Non-interest expense
Salaries and benefits	3,119,877	2,037,355
Professional fees	224,897	101,375
Advertising	173,857	141,358
Supplies	105,361	135,353
Data processing	415,575	235,500
Occupancy	354,978	190,973
Depreciation	437,451	244,845
Equipment maintenance and rental	79,001	45,238
Telephone	105,565	76,266
Other	810,063	434,965
Total non-interest expense	5,826,625	3,643,228

Income before income taxes	1,693,057	1,021,198

Income tax expense	562,825	177,950

Net income	$1,130,232	$843,248

Earnings per share (1)
Basic	$0.24	$0.18
Diluted	$0.22	$0.17

Weighted average shares outstanding (1)
Basic	4,698,613	4,683,145
Diluted	5,159,546	5,057,060

(1)  Adjusted for 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the nine month periods ended September 30, 2007 and September 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Income	Earnings	Equity	Income
Balance at December 31, 2006	4,697,697	$46,977	$29,635,458	$—	$12,520	$29,694,955

Net income	—	—	—	—	1,130,232	1,130,232	$1,130,232

Other comprehensive income:

Unrealized gains on securities	—	—	—	142,224	—	142,224	142,224

Total comprehensive income							$1,272,456

Stock option compensation	—	—	39,571	—	—	39,571

Cash paid for fractional shares	—	—	(5,701)	—	—	(5,701)

Stock options exercised	1,000	10	6,390	—	—	6,400

Balance at September 30, 2007	4,698,697	$46,987	$29,675,718	$142,224	$1,142,752	$31,007,681

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Income	Deficit	Equity	Income
Balance at December 31, 2005	4,681,068	$46,810	$29,384,000	$—	$(1,144,500)	$28,286,310

Net income	—	—	—	—	843,248	843,248	$843,248

Other comprehensive income:

Unrealized gains on securities	—	—	—	—	—	—	—

Total comprehensive income							$843,248

Stock option compensation	—	—	128,666	—	—	128,666

Cash paid for fractional shares	—	—	(1,102)	—	—	(1,102)

Stock options exercised	16,530	165	108,147	—	—	108,312

Balance at September 30, 2006	4,697,598	$46,975	$29,619,711	$—	$(301,252)	$29,365,434

(1)  Adjusted for 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2007	2006
Operating activities
Net income	$1,130,232	$843,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	994,000	1,192,500
Depreciation and amortization	437,451	244,845
Loss on disposal of property and equipment	709	—
Stock option compensation	39,571	128,666
Increase in accrued interest receivable	(681,375)	(520,140)
Increase in accrued interest payable	1,389,239	301,207
Increase (decrease) in accrued expenses	190,285	(99,625)
Decrease (increase) in other assets	(46,183)	(867,150)
Increase (decrease) in other liabilities	31,714	(157,020)

Net cash provided by operating activities	3,485,643	1,066,531

Investing activities
Net increase in loans outstanding	(72,024,583)	(78,051,937)
Increase in bank owned life insurance	(166,536)	—
Purchase of investments	(24,544,610)	(288,500)
Purchase of FHLB stock	(176,000)	—
Purchase of property and equipment	(668,743)	(2,353,222)

Net cash used in investing activities	(97,580,472)	(80,693,659)

Financing activities
Net increase in deposit accounts	95,674,547	98,419,693
Cash paid for fractional shares	(5,701)	(1,102)
Stock options exercised	6,400	108,312

Net cash provided by financing activities	95,675,246	98,526,903

Net increase in cash and cash equivalents	1,580,417	18,899,775

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,041,070	19,159,333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,621,487	$38,059,108

Schedule of non-cash transactions
Unrealized gains on securities available-for-sale, net of tax	$142,224	$—

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity and Organization - CommunitySouth Financial Corporation (the “Company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the “Bank”). The Bank is a state chartered bank organized under the laws of South Carolina. From inception on March 20, 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The Company received approval from the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve (“FRB”) and the State Board of Financial Institutions in January 2005.

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

Basis of Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2006 included in the Company’s Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of CommunitySouth Financial Corporation, the parent company, and CommunitySouth Bank and Trust, its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated statements.

Management’s Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Disclosure Regarding Segments - The Company reports as one operating segment, as management reviews the results of operations of the Company as a single enterprise.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term interest bearing deposits and federal funds sold. Cash and cash equivalents have an original maturity of three months or less.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

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

The Company’s investment portfolio consists of government agency bonds, mortgage-backed securities and non-marketable equity securities. Management believes credit risk associated with the non-marketable equity securities is not significant because the Company does not invest a material amount in non-marketable equity securities. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Other Investments – Other investments consist primarily of the Company’s investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”). The stock has no quoted market value and no ready market exists. Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings. At September 30, 2007, the Company’s investment in FHLB stock was $446,800. The dividend received on this stock is included in interest and dividends on investments.

Loans Receivable - Loans are stated at their unpaid principal balance less an allowance for loan losses and net deferred loan origination fees. Interest income is computed using the simple interest method and is recorded in the period earned. Loan origination fees collected and certain loan origination costs are deferred and the net amount is accreted as income using a method that approximates the level yield method over the life of the related loans.

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

Property and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Residential Loan Origination Fees - The Company offers residential loan origination service to its customers in its immediate market area. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondents.

Advertising - Advertising, promotional, and other business development costs generally are expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

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

Earnings Per Share - Basic earnings per share represents the net income allocated to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method.

Stock–based Compensation – On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans.

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

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Standards – The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157, Fair Value Measurement. The Company is currently analyzing the fair value option provided under SFAS No. 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk:  interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Reclassifications - Certain captions and amounts in the 2006 financial statements were reclassified to conform to the 2007 presentation. Such reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 3 - LEASES

The Company leases branch locations in Spartanburg, Mauldin, Anderson, Greer and Greenville as well as an operations center in Easley. The initial lease terms range from three to ten years with various renewal options. The total minimum future rental payments are $3,087,537. The operations center in Easley is leased from a director of the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 – STOCK BASED COMPENSATION

Upon completion of the initial public offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015. Warrants held by the Company’s directors will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,406 warrants. In addition, the Company has adopted a stock option plan. As of September 30, 2007 the Company has 762,080 options outstanding to employees and directors. Under the plan, the Company may grant options for up to 21% of its issued shares of common stock. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and the options vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is not expected to acquire shares for such purpose.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the period ended September 30, 2007 as adjusted for the 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

	Stock Options		Warrants
				Weighted-
				Average
		Weighted-Average		Exercise
	Shares	Exercise Price	Shares	Price

Outstanding at December 31, 2006	738,013	$6.87	171,406	$6.40
Granted	35,848	15.41	—	—
Forfeited	10,781	13.43	—	—
Exercised	1,000	6.40	—	—
Outstanding at September 30, 2007	762,080	7.18	171,406	6.40

The table set forth below summarizes non-vested stock options as of September 30, 2007.

		Weighted- Average
	Number	Fair Value
Outstanding at December 31, 2006	11,500	$6.47
Granted	35,848	6.93
Vested during the period	2,175	6.45
Forfeited during the period	3,750	7.11
Outstanding at September 30, 2007	41,423	6.81

As of September 30, 2007, there was $271,594 total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 54 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:  dividend yield of 0.0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at September 30, 2007 as adjusted for the 5-for-4 stock splits effective January 16, 2006 and January 16, 2007.

	Outstanding	Exercisable
Number of options	762,080	720,657
Weighted average remaining life	7.60 years	7.50 years
Weighted average exercise price	$7.18	$6.72
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

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

Overview

CommunitySouth Financial Corporation is a bank holding company headquartered in Easley, South Carolina. Our subsidiary, CommunitySouth Bank and Trust, opened for business on January 18, 2005. In addition to the main office in Easley, the Bank has five branch locations in the upstate region of South Carolina. We opened our Mauldin branch in the fourth quarter of 2005, our Spartanburg branch in the first quarter of 2006, Anderson branch in the third quarter of 2006, and our Greer branch in the fourth quarter of 2006. We anticipate continued branch expansion in the upstate region as opportunities arise. The bank provides banking services to domestic markets, principally in the upstate of South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. All share and per share information in this report has been adjusted for the 5-for-4 stock splits effected in the form of a stock dividend paid on January 16, 2006 and January 16, 2007 to shareholders of record as of December 15, 2005 and December 15, 2006, respectively.

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

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

Results of Operations

Three Months ended September 30, 2007 and 2006

Overview

Our net income was $459,731 for the three months ended September 30, 2007 as compared to $390,707 for the three months ended September 30, 2006. Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. Due to our growth, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the three months ended September 30, 2007, we realized $6,153,137 in interest income, of which $476,312 was from investment activities and $5,676,825 was from loan activities. For the three months ended September 30, 2006, we realized $4,147,713 in interest income, of which $308,060 was from investment activities and $3,839,653 was from loan activities. The substantial increase in our interest income is primarily a result of our continued loan growth during our third year of operation. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $3,413,663 and $2,134,829 for the three months ended September 30, 2007 and September 30, 2006, respectively. This increase in our interest expense was a result of increased levels of interest bearing deposits and higher average interest rates on those deposits. We have experienced a decline in our net interest margin to 3.52% from 3.85% for the quarters ended September 30, 2007 and 2006, respectively. The decline was due to repricing of deposits and competitive pressure on commercial loan pricing.

Provision for Loan Losses

Our provision for loan losses for the three months ended September 30, 2007 was $362,000 compared to $358,000 for the comparable prior year period. The $4,000 increase was the result of greater loan production in 2007 compared to the same period in 2006. The net increase in loans outstanding was $25.8 million for the third quarter of 2007 as compared to a net increase of $22.6 million for the third quarter of 2006.

Non-interest Income

We had non-interest income of $405,745 and $194,069 for the three months ended September 30, 2007 and 2006, respectively. Mortgage origination fee income for the three months ended September 30, 2007 was $285,600. We had $158,084 in mortgage origination fee income in the third quarter of 2006. The increase was the result of additions to our mortgage lending staff over the past year. If interest rates were to rise, we would not anticipate this type of continued growth. Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our non-interest income in the future.

Non-interest Expense

We incurred non-interest expense of $2,158,732 during the three months ended September 30, 2007. Included in the expense was $1,079,416 of salaries and employee benefits, $101,886 of professional expense, $156,561 of data processing expense, $100,217 of advertising expense and $29,094 of expense related to supplies. The non-interest expense incurred in the three months ended September 30, 2006 was $1,377,945. Included in the expense was $779,293 of salaries and employee benefits, $28,904 of professional expense, $98,453 of data processing expense, $52,409 of advertising expense and $50,300 of expense related to supplies.

For the three months ended September 30, 2007, we incurred $181,860 in other fixed asset expenses, which included $156,223 in depreciation and $25,637 in equipment maintenance and rental. For the three months ended September 30, 2006, we incurred $116,726 in other fixed asset expense, which included $108,392 in depreciation and $8,334 in equipment maintenance and rental. We incurred $110,853 and $64,830 in occupancy expense related to all of our office locations for the three months ended September 30, 2007 and 2006, respectively.

The increase in non-interest expense is the result of the addition of new branches and personnel over the past year.

Income tax expense was $164,756 for the three months ended September 30, 2007 compared to $80,301 during the same period in 2006.   The effective tax rate was 26.4% and 17.0%, respectively, for the three month periods ended September 30, 2007 and 2006, respectively. The increase in the effective tax rate for the 2007 period compared to 2006 results primarily from the increase net income for the three months ended September 30, 2007 as compared to the net income for the three months ended September 30, 2006 and from the use of net operating loss carry-forwards during 2006.

Nine Months ended September 30, 2007 and 2006

Overview

Our net income was $1,130,232 for the nine months ended September 30, 2007 as compared to $843,248 for the nine months ended September 30, 2006. Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. Due to our growth, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the nine months ended September 30, 2007, we realized $16,659,413 in interest income, of which $1,185,350 was from investment activities and $15,474,063 was from loan activities. For the nine months ended September 30, 2006, we realized $10,103,367 in interest income, of which $693,511 was from investment activities and $9,409,856 was from loan activities. The substantial increase in our interest income is primarily a result of our continued loan growth during our third year of operation. We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market. We incurred interest expense of $9,294,250 and $4,787,020 for the nine months ended September 30, 2007 and September 30, 2006, respectively. This increase in our interest expense was a result of increased levels of interest bearing deposits and higher average interest rates on those deposits. We have experienced a decline in our net interest margin to 3.48% from 4.08% for nine months ended September 30, 2007 and 2006, respectively. The decline was due to repricing of deposits and competitive pressure on commercial loan pricing.

Provision for Loan Losses

Our provision for loan losses for the nine months ended September 30, 2007 was $994,000 compared to $1,192,500 for the comparable prior year period. The $198,500 decrease was the result of greater loan production in 2006 compared to the same period in 2007. The net increase in loans outstanding was $72.0 million for the first nine months of 2007 as compared to a net increase of $78.1 million for the first nine months of 2006.

Non-interest Income

We had non-interest income of $1,148,519 and $540,579 for the nine months ended September 30, 2007 and 2006, respectively. Mortgage origination fee income for the nine months ended September 30, 2007 was $807,612. We had $446,063 in mortgage origination fee income in the first nine months of 2006. The increase was the result of additions to our mortgage lending staff over the past year. If interest rates were to rise, we would not anticipate this type of continued growth. Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our non-interest income in the future.

Non-interest Expense

We incurred non-interest expense of $5,826,625 during the nine months ended September 30, 2007. Included in the expense was $3,119,877 of salaries and employee benefits, $224,897 of professional expense, $415,575 of data processing expense, $173,857 of advertising expense and $105,361 of expense related to supplies. The non-interest expense incurred in the nine months ended September 30, 2006 was $3,643,228. Included in the expense was $2,037,355 of salaries and employee benefits, $101,375 of professional expense, $235,500 of data processing expense, $141,358 of advertising expense and $135,353 of expense related to supplies.

For the nine months ended September 30, 2007, we incurred $516,452 in other fixed asset expenses, which included $437,451 in depreciation and $79,001 in equipment maintenance and rental. For the nine months ended September 30, 2006, we incurred $290,083 in other fixed asset expense, which included $244,845 in depreciation and $45,238 in equipment maintenance and rental. We incurred $354,978 and $190,973 in occupancy expense related to all of our office locations for the nine months ended September 30, 2007 and 2006, respectively.

The increase in non-interest expense is the result of the addition of new branches and personnel over the past year.

For the nine months ended September 30, 2007, income tax expense was $562,825 compared to $177,950 for the same period in 2006.  The effective tax rate was 33.2% and 17.4% for the nine month periods ended September 30, 2007 and 2006, respectively.  The increase in the effective tax rate for the 2007 period compared to 2006 results primarily from the increase in the year-to-date net income and the use of net operating loss carry-forwards during 2006.

Assets and Liabilities

General

At September 30, 2007, total assets increased 39.7% to $346.9 million as compared to $248.3 million at December 31, 2006. Gross loans increased $72.0 million, or 33.1%, during the first nine months of 2007. Investments available for sale increased to $24.8 million at September 30, 2007 compared to $0.0 million at December 31, 2006. Cash and cash equivalents increased $1.6 million, or 7.5%, since December 31, 2006. Deposits increased $95.7 million, or 44.1%, during the first nine months of 2007. At September 30, 2007, shareholders’ equity was $31.0 million.

Investment Securities

Investments available for sale increased by $24.8 million since December 31, 2006 due to the purchase of government agency bonds and mortgaged-backed securities. Other investments increased by $176,000 since December 31, 2006 due to the purchase of additional FHLB stock.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio. Gross loans increased by $72.0 million, or 33.1%, during the first nine months of 2007.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	September 30, 2007	December 31, 2006
Real estate – construction	$116,157	$69,021
Real estate – mortgage	147,604	128,709
Commercial and industrial	22,434	17,239
Consumer and other	3,483	2,695
Total loans, gross	289,678	217,664
Less allowance for loan losses	4,074	3,091
Total loans, net	$285,604	$214,573

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At September 30, 2007, there was $70,282 in loans that were non-accruing and $1,362,940 in loans that were 30 days past due.

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

Deposits

Our primary source of funds for loans and investments is our deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have rates comparable to those being offered for certificates of deposits in our local market. As of September 30, 2007, total deposits had increased by $95.7 million, or 44.1%, from December 31, 2006. The largest percentage increase was in interest bearing demand deposits, which increased $11.0 million, or 200%, from December 31, 2006 to September 30, 2007.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	September 30, 2007	December 31, 2006
Non-interest bearing demand	$21,950	$14,784
Interest bearing demand	16,551	5,508
Savings	19,084	13,868
Time deposits less than $100	58,758	64,457
Time deposits of $100 or over	43,967	46,606
Brokered deposits	152,396	71,808
Total deposits	$312,706	$217,031

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the  acquisition of  liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. At September 30, 2007, we had lines of credit with unrelated banks totaling $15 million. These lines, which are unsecured, are available on a one-to-seven day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents and securities available for sale-to-total assets ratio, which was at 13.7% at September 30, 2007.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 10% of the Bank’s total assets, which meant $32.0 million was available as of September 30, 2007. Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2007, we had issued commitments to extend credit of $61.0 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

	September 30, 2007	December 31, 2006

Commitments to extend credit	$57,706,863	$37,928,398

Standby letters of credit	$3,337,821	$2,780,068

Capital Resources

Total shareholders’ equity increased from $29.7 million at December 31, 2006 to $31.0 million at September 30, 2007. The increase is principally due to the net income for the period of $1,130,232.

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

The Bank exceeded the regulatory capital requirements at September 30, 2007 and December 31, 2006 as set forth in the following table.

	September 30, 2007		December 31, 2006
	(dollar amounts in thousands)
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$32,825	10.20%	$30,521	12.75%
Tier 1 capital to risk weighted assets	28,836	8.96%	27,528	11.50%
Tier 1 capital to average assets	28,836	8.98%	27,528	11.49%

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the financial statements in Item 1.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

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

Date: November 13, 2007	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2007	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.