Form 10KSB
period 2007-12-31
CommunitySouth Financial CORP
filed 2008-03-28
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For The Fiscal Year December 31, 2007

☐	Transition Report Under Section 13 or 15 (d) of The Securities Exchange Act Of 1934
For the Transition Period from to

Commission file number: 333-117053

CommunitySouth Financial Corporation

(Name of small business issuer in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	20-0934786 (I.R.S. Employer Identification No.)

6602 Calhoun Memorial Highway
Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (864) 306-2540

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The issuer’s revenues for the year ended December 31, 2007 were $24,790,260.

The aggregate market value of the common equity stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 18, 2008, was approximately $32,100,000.  This calculation was based on the closing price of our common stock on March 18, 2008 of $8.00.

The number of shares outstanding of the issuer’s common stock was 4,698,697 at March 18, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the	Part II (Items 6 and 7)
Year Ended December 31, 2007

Proxy Statement for the Annual Meeting of Shareholders	Part III (Portions of Items 9-12 and 14)
to be held on May 20, 2008

Transitional Small Business Disclosure Format.  (Check one):  Yes☐  No ☒

Part I

Item 1.  Description of Business.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results may differ materially from those anticipated in any forward-looking statements include, but are not limited to those described below under “Risk Factors” and the following:

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

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

General

CommunitySouth Bancshares, Inc. was incorporated in South Carolina in March 2004 for purposes of operating as a bank holding company.  Our wholly-owned subsidiary, CommunitySouth Bank and Trust, commenced business on January 18, 2005, and is primarily engaged in the business of accepting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public.

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

Location and Service Area

Our main office is located at 6602 Calhoun Memorial Highway, Easley, South Carolina 29640.  Our telephone number is (864) 306-2540. Our site is approximately 1.2 acres in size, and the building is approximately 10,000 square feet. We have five full service branch sites in addition to the main office. The branch sites are in the towns of Anderson, Greenville, Greer, Mauldin and Spartanburg, South Carolina. Our full service branches service the entire upstate of South Carolina, which we refer to as the “Upstate,” but primarily the counties of Anderson, Greenville, Pickens and Spartanburg.

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

Anderson County is located in the northwest portion of South Carolina along the I-85 corridor west of Pickens County. With over 230 manufacturers, including 22 international companies, in the county, Anderson has a thriving business climate.  Significant industries in Anderson include manufacturers of automotive products, plastics, metal products, industrial machinery, publishing and textiles.  There are more than 27 BMW suppliers in the Upstate, which is recognized internationally as an automotive supplier hub.  The plastics industry has a strong presence in the Upstate with 244 plastics companies located within the 10 counties of the northwest corner of South Carolina.  Anderson County, in particular, has 11 automotive suppliers and is a major player in the plastics industry with 27 plastics companies located within its borders

Greenville County is located in the northwest portion of South Carolina, also along the I-85 corridor between Atlanta and Charlotte, east of Pickens County. It is South Carolina’s most populous county with over 407,000 residents. Greenville is also one of the state’s wealthiest counties, with average household income of $61,023 in 2004. In the time period from 2001 to 2005 Greenville County has attracted more than $2.4 billion in new business investments and 8,125 new jobs and is now considered the centerpiece of the region considered to be the “economic engine of South Carolina.” In 2002, the Greenville metropolitan area was ranked fifth out of America’s top 50 cities for European business expansion. Greenville County is the home to more corporate headquarters than any other region in South Carolina.

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

Real Estate Loans.  Real estate loans generally fall into one of two categories: construction real estate loans or mortgage loans. Each of these categories is discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable.  We generally charge an origination fee for each loan.

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

•                  Real Estate Loans - Mortgage.  Mortgage real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  Inherent in mortgage real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company or residential borrower, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of the real estate securing the loan will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office/residential and retail buildings where the loan-to-value ratio is established by independent appraisals.  We typically review the personal financial statements of the principal owners/borrower and require their personal guarantees.  These reviews often reveal secondary sources of payment and liquidity to support a loan request.

•                  Real Estate Loans - Construction.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home.  The term of construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis.  Most loans mature and require payment in full upon the sale of the property.  Construction loans generally carry a higher degree of risk than long term financing of existing properties.  Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property.  Specific risks include:

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

Banking Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the upstate South Carolina region.  In addition, we offer certain retirement account services, including IRAs.  We solicit these accounts from individuals, businesses, and other organizations.

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

Employees

As of December 31, 2007, we had 78 full-time employees and 5 part-time employees.

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

CommunitySouth Financial Corporation

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

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  If the bank were to become “undercapitalized” (see below “CommunitySouth Bank and Trust – Prompt Corrective Action”), we would be required to provide a guarantee of the bank’s plan to return to capital adequacy.  Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank and are described below under “CommunitySouth Bank and Trust - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “CommunitySouth Bank and Trust - Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions.  We are not required to obtain the approval of the South Carolina Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

As of December 31, 2007, the bank was deemed to be “well capitalized.”

Deposit Insurance and Assessments.   Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law – generally $100,000 per accountholder and $250,000 for certain retirement accountholders.  In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings.  The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits in institutions that are assigned to the lowest risk category.  This category is expected to encompass substantially all insured institutions, including the bank.  A one time assessment credit is available to offset up to 100% of the 2007 assessment.  Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.  For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from 10 cents to 43 cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits.  For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

Transactions with Affiliates and Insiders.  The company is a legal entity separate and distinct from the bank and its other subsidiaries.  Various legal limitations restrict the bank from lending or otherwise supplying funds to the company or its non-bank subsidiaries.  The company and the bank are subject to Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  The bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions.   In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.  However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.   Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

Consumer Protection Regulations.  Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination.  The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

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

Effect of Governmental Monetary Policies.  Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Allan Ducker, our chief executive officer, and David Miller, our president, have extensive and long-standing ties within our market area and substantial experience with our operations which has contributed significantly to our growth.  If we lose the services of Mr. Ducker and/or Mr. Miller, they would be difficult to replace and our business and development could be materially and adversely affected.  We maintain key man life insurance policies in the amount of $5.7 million and $6.6 million on Mr. Ducker and Mr. Miller, respectively.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2007, approximately $24.1 million of our loans, or 76.7% of our company’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 11 loans totaling approximately $4.4 million had loan-to-value ratios of 100% or more.  At December 31, 2007, $12.9 million of our commercial loans, or 41.1% of our company’s capital, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2007, approximately 90% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our loan losses could exceed our allowance for loan losses.  Approximately 85% of our loan portfolio is composed of construction, commercial mortgage and commercial loans.  Repayment of such loans is generally considered more subject to market risk than residential mortgage loans.  Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

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

We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters.  Our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our market of Anderson, Pickens, Greenville and Spartanburg Counties.  If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  If an economic downturn occurs in the economy as a whole, or in Anderson, Pickens, Greenville and Spartanburg Counties, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

The costs of being an SEC registered company are proportionately higher for smaller companies such as CommunitySouth Financial Corporation because of the requirements imposed by the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  These regulations are applicable to our company.  We have experienced, and expect to continue to experience, increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 2.  Description of Property.

Our main office is located at 6602 Calhoun Memorial Highway, Easley, South Carolina 29640. Our site is approximately 1.2 acres in size, and the building is approximately 10,000 square feet. We own our main office and lease all others. We have five full service branch sites in addition to the main office. The branch sites are in the towns of Anderson, Greenville, Greer, Mauldin and Spartanburg, South Carolina. Our full service branches service the entire upstate of South Carolina, but primarily the counties of Anderson, Greenville, Pickens and Spartanburg.

We have a ten year lease that began in November 2005 for our Spartanburg office. The office is located at 531 East Main Street, Spartanburg, S.C. 29302.

We have a ten year lease that began in November 2005 for our Mauldin office. The office is located at 787 East Butler Road, Mauldin, S.C. 29662.

We have a ten year lease that began in June 2006 for our Anderson office. The office is located at 1510 North Main Street, Anderson, S.C. 29621.

We have a ten year lease that began in November 2006 for our Greer office. The office is located at 530 West Wade Hampton Blvd., Greer, S.C. 29650.

We have a three year lease that began in May 2007 for our Loan Operations center. The operations center is located at 6606 Calhoun Memorial Highway, Easley, S.C. 29640.

We have a ten year lease that began in October 2007 for our Greenville office. The office is located at 2415 Laurens Road, Greenville, S.C. 29607.

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

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

On January 16, 2006, the Company effected a 5 for 4 stock split in the form of a stock dividend for shareholders of record as of December 15, 2005.  On January 16, 2007, the Company effected a 5 for 4 stock split in the form of a stock dividend for shareholders of record as of December 15, 2006.  All per share data has been adjusted for all periods prior to the splits.

Since March 15, 2006, our common stock has been quoted on the OTC Bulletin Board under the symbol “CBSO.” Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.  Transactions of our common stock did not begin to occur on the OTC Bulletin Board until March 16, 2006.

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated (the bids prices have been adjusted for all stock splits):

2007	High	Low
Fourth Quarter	$11.40	$8.55
Third Quarter	13.50	11.00
Second Quarter	15.90	12.75
First Quarter	18.00	13.68
2006	High	Low
Fourth Quarter	$15.36	$10.80
Third Quarter	14.40	12.00
Second Quarter	17.60	13.60
First Quarter	15.60	15.20

Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 4,698,697 shares were outstanding as of December 31, 2007. We have approximately 945 shareholders of record.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, CommunitySouth Bank and Trust, to pay dividends to us.  As a South Carolina state bank, CommunitySouth Bank and Trust may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock unless its surplus equals or exceeds its stated capital. At December 31, 2007, the bank’s surplus exceeded its stated capital by $1,970,050.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The information required by Item 6 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2007.

Item 7.  Financial Statements.

The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2007.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2007.   There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 20, 2008.

Item 10.  Executive Compensation.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 20, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 20, 2008.

Item 12.  Certain Relationships and Related Transactions.

The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 20, 2008.

Item 13.  Exhibits.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-117053).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-117053).

4.1.

See Exhibits 3.1 and 3.2 for provisions in CommunitySouth Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-117053).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-117053).

10.1	Employment Agreement between CommunitySouth Bancshares, Inc. and C. Allan Ducker, III dated March 29, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-117053).*

10.2	Employment Agreement between CommunitySouth Bancshares, Inc. and David A. Miller dated March 29, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-117053).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on August 15, 2005).*

10.4	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust(incorporated by reference to Exhibit 10.6 of the Company’s Form SB-2, File No. 333-117053).

10.5	Employment Agreement between CommunitySouth Bancshares, Inc. and John W. Hobbs dated August 17, 2004 (incorporated by reference to Exhibit 10.7 of the Company’s Form SB-2, File No. 333-117053).*

10.6	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company’s Form SB-2, File No. 333-117053).

10.7

Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.10 of the Company’s Form SB-2 as, File No. 333-117053).

10.8

Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.11 of the Company’s Form SB-2, File No. 333-117053).

10.9	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2004).*

10.10

Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and Trehel Corporation dated August 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on November 14, 2005).

13	Annual Report of the Company for the year ended 2007.

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*                                         Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

If you wish to receive a paper copy of any exhibit to our reports filed with or furnished to the SEC, the exhibit may be obtained, upon payment of reasonable expenses, by writing to: CommunitySouth Financial Corporation, Attn: John W. Hobbs, Chief Financial Officer, 6602 Calhoun Memorial Highway, Easley, South Carolina 29640.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 20, 2008.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITYSOUTH FINANCIAL CORPORATION

Date:	March 27, 2008	By:	/s/ C. Allan Ducker, III
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

Signature	Title	Date

/s/ David Larry Brotherton	Director	March 27, 2008
David Larry Brotherton

/s/ G. Dial Dubose	Director	March 27, 2008
G. Dial DuBose

/s/ C. Allan Ducker, III	Chief Executive Officer, Director	March 27, 2008
C. Allan Ducker, III

/s/ David W. Edwards	Director	March 27, 2008
David W. Edwards

/s/ R. Wesley Hammond	Director	March 27, 2008
R. Wesley Hammond

/s/ David A. Miller	President, Director	March 27, 2008
David A. Miller

/s/ John W. Hobbs	Chief Financial Officer and	March 27, 2008
John W. Hobbs	Principal Accounting Officer,
Director

/s/ Arnold J. Ramsey	Director	March 27, 2008
Arnold J. Ramsey

/s/ W. Michael Riddle	Director	March 27, 2008
W. Michael Riddle

/s/ Joanne M. Rogers	Director	March 27, 2008
Joanne M. Rogers

/s/ B. Lynn Spencer	Director	March 27, 2008
B. Lynn Spencer

/s/ J. Neal Workman, Jr.	Director	March 27, 2008
J. Neal Workman, Jr.

/s/ Daniel E. Youngblood	Director	March 27, 2008
Daniel E. Youngblood

Exhibit Index

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-117053).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-117053).

4.1.

See Exhibits 3.1 and 3.2 for provisions in CommunitySouth Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-117053).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-117053).

10.1	Employment Agreement between CommunitySouth Bancshares, Inc. and C. Allan Ducker, III dated March 29, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-117053).*

10.2	Employment Agreement between CommunitySouth Bancshares, Inc. and David A. Miller dated March 29, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-117053).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on August 15, 2005).*

10.4	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust (incorporated by reference to Exhibit 10.6 of the Company’s Form SB-2, File No. 333-117053).

10.5	Employment Agreement between CommunitySouth Bancshares, Inc. and John W. Hobbs dated August 17, 2004 (incorporated by reference to Exhibit 10.7 of the Company’s Form SB-2, File No. 333-117053).*

10.6	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company’s Form SB-2, File No. 333-117053).

10.7

Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.10 of the Company’s Form SB-2 as, File No. 333-117053).

10.8

Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.11 of the Company’s Form SB-2, File No. 333-117053).

10.9	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2004).*

10.10

Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and Trehel Corporation dated August 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on November 14, 2005).

13	Annual Report of the Company for the year ended 2007

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.