Form 10-Q
period 2008-03-31
CommunitySouth Financial CORP
filed 2008-05-15
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

Commission File No. 000-51896

COMMUNITYSOUTH FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	20-0934786
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

6602 Calhoun Memorial Highway

Easley, South Carolina 29640

(Address of principal executive offices)

(864) 306-2540

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,698,697 shares of common stock, $0.01 par value per share, were issued and outstanding as of May 15, 2008.

CommunitySouth Financial Corporation

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets
Cash and cash equivalents
Cash and due from bank	$5,715,992	$6,486,676
Federal funds sold	2,495,000	33,665,005
Total cash and cash equivalents	8,210,992	40,151,681
Investment securities, available for sale	54,182,057	24,844,007
Other investments, at cost	905,200	446,800
Loans, net	305,381,190	298,720,357
Accrued interest receivable	1,760,490	2,092,066
Property and equipment, net	4,987,527	5,073,685
Bank-owned life insurance	5,282,318	5,226,806
Other assets	1,634,468	1,311,799

Total assets	$382,344,242	$377,867,201

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$22,409,342	$24,464,433
Interest bearing	287,962,335	303,199,212
Total deposits	310,371,677	327,663,645
Repurchase agreements	30,000,000	15,000,000
FHLB advances	5,000,000	—
Accrued interest payable	4,726,913	3,238,298
Accrued expenses	254,488	427,380
Other liabilities	74,836	66,742

Total liabilities	350,427,914	346,396,065

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 10,000,000 shares authorized, 4,698,697 and 4,698,697 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	46,987	46,987
Additional paid-in capital	29,709,360	29,691,467
Accumulated other comprehensive income	237,858	152,050
Retained earnings	1,922,123	1,580,632
Total shareholders’ equity	31,916,328	31,471,136

Total liabilities and shareholders’ equity	$382,344,242	$377,867,201

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Interest income
Interest and fees on loans	$5,546,847	$4,604,653
Interest and dividends on investments	731,109	310,156
Total interest income	6,277,956	4,914,809

Interest expense - deposits	3,653,138	2,764,563

Net interest income	2,624,818	2,150,246

Provision for loan losses	125,000	362,000

Net interest income after provision for loan losses	2,499,818	1,788,246

Non-interest income
Mortgage origination fees	162,895	245,736
Other	177,880	98,947
Total non-interest income	340,775	344,683

Non-interest expense
Salaries and benefits	1,234,585	993,220
Data processing	190,782	120,860
Occupancy	162,534	131,899
Depreciation	181,214	131,047
Equipment maintenance and rental	47,624	30,273
Advertising	11,163	30,869
Professional fees	78,104	42,211
Office supplies	27,784	52,182
Telephone	36,058	39,472
FDIC assessment	52,500	8,392
Other	293,654	208,910
Total non-interest expense	2,316,002	1,789,335

Income before income taxes	524,591	343,594

Income tax expense	183,100	135,222

Net income	$341,491	$208,372

Earnings per share (1)
Basic	$0.07	$0.04
Diluted	$0.07	$0.04

Weighted average shares outstanding (1)
Basic	4,698,697	4,698,441
Diluted	4,910,736	5,216,400

(1)  Adjusted for 5-for-4 stock split effective January 16, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three month periods ended March 31, 2008 and March 31, 2007

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Income	Earnings	Equity	Income
Balance at December 31, 2007	4,698,697	$46,987	$29,691,467	$152,050	$1,580,632	$31,471,136

Net income	—	—	—	—	341,491	341,491	$341,491

Other comprehensive income:

Unrealized gains on securities, net of income taxes of $139,200	—	—	—	85,808	—	85,808	85,808

Total comprehensive income							$427,299

Stock option compensation	—	—	17,893	—	—	17,893

Balance at March 31, 2008	4,698,697	$46,987	$29,709,360	$237,858	$1,922,123	$31,916,328

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Income	Deficit	Equity	Income
Balance at December 31, 2006	4,697,697	$46,977	$29,635,458	$—	$12,520	$29,694,955

Net income	—	—	—	—	208,372	208,372	$208,372

Other comprehensive income:

Unrealized losses on securities, net of income taxes	—	—	—	—	—	—	—

Total comprehensive income							$208,372

Stock option compensation	—	—	8,763	—	—	8,763

Cash paid for fractional shares	—	—	(5,701)	—	—	(5,701)

Stock options exercised	1,000	10	6,390	—	—	6,400

Balance at March 31, 2007	4,698,697	$46,987	$29,644,910	$—	$220,892	$29,912,789

(1)  Adjusted for 5-for-4 stock split effective January 16, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2008	2007
Operating activities
Net income	$341,491	$208,372
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	125,000	362,000
Stock option compensation	17,893	8,763
Appreciation of bank-owned life insurance	(55,512)	(55,512)
Depreciation	181,214	131,047
Deferred income tax benefit	(29,400)	—
Increase (decrease) in accrued interest receivable	331,576	(18,402)
Increase in accrued interest payable	1,488,615	390,284
Decrease in accrued expenses	(172,892)	(63,434)
Decrease (increase) in other assets	(34,223)	104,186
Increase (decrease) in other liabilities	8,094	(10,712)
Loss on disposal of property and equipment	—	709

Net cash provided by operating activities	2,201,856	1,057,301

Investing activities
Net increase in loans outstanding	(7,110,833)	(27,012,268)
Purchases of investment securities	(29,202,242)	—
Purchases of FHLB stock	(458,400)	—
Purchase of property and equipment	(79,102)	(276,806)

Net cash used in investing activities	(36,850,577)	(27,289,074)

Financing activities
Net increase (decrease) in deposit accounts	(17,291,968)	35,664,565
Advances from FHLB	5,000,000	—
Increase in repurchase agreements	15,000,000	—
Cash paid for fractional shares	—	(5,701)
Stock options exercised	—	6,400

Net cash provided by financing activities	2,708,032	35,665,264

Net increase (decrease) in cash and cash equivalents	(31,940,689)	9,433,491

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,151,681	21,041,070

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,210,992	$30,474,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,164,523	$2,374,279
Income taxes	$212,500	$1,197

Schedule of non-cash transactions
Unrealized gains on investment securities, net of income taxes	$85,808	$—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity and Organization – CommunitySouth Financial Corporation (the “Company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the “Bank”).  The Bank is a state chartered bank organized under the laws of South Carolina.  From inception on March 20, 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution.  The Company received approval from the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board (“FRB”) and the State Board of Financial Institutions in January 2005.

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

Basis of Presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and to general practices in the banking industry for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2007 included in the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of CommunitySouth Financial Corporation, the parent company, and CommunitySouth Bank and Trust, its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated financial statements.

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

The Company’s investment portfolio consists of both marketable and non-marketable equity securities.  Management believes credit risk associated with the equity securities is not significant. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Investment Securities – The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  The statement requires investments in equity and debt securities to be classified into three categories:

1.               Available for sale securities: These are securities that are not classified as either held to maturity or as trading securities.  These securities are reported at fair market value.  Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders’ equity (accumulated other comprehensive income).

2.               Held to maturity securities: These are investment securities that the Company has the ability and intent to hold until maturity.  These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

3.               Trading securities: These are securities that are bought and held principally for the purpose of selling in the near future.  Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.  The Company has no trading securities.

Gains or losses on dispositions of investment securities are based on the differences between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.   Premiums and discounts are amortized or accrued into interest income by a method that approximates a level yield.

Other Investments – CommunitySouth Bank and Trust, as a member institution, is required to own stock investments in the FHLB.  Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings.  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.  The dividend received on this stock is included in interest and dividends on investments.

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

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”), loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful.  A loan is also considered impaired if its terms are modified in a troubled debt restructuring.  Impaired loans are placed in non-performing status, and future payments are applied to principal until such time as collection of the obligation is no longer doubtful. Interest accrual resumes only when loans return to performing status.  To return to performing status, loans must be fully current, and continued timely payments must be a reasonable expectation.  Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated.  When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income.  Cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $102,584 and $35,172 in impaired loans at March 31, 2008 and December 31, 2007, respectively.

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Bank-Owned Life Insurance – The Company has purchased life insurance policies on certain key employees.  These policies are recorded in other assets at their net cash surrender value, or the amount that can be realized.  Income from these policies and changes in the net cash surrender value are recorded in non-interest income.

Advertising – Advertising, promotional, and other business development costs generally are expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Property and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation.  Depreciation expense is computed using the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years.  Leasehold improvements are amortized over the life of the lease.  Maintenance and repairs are charged to current expense.  The costs of major renewals and improvements are capitalized.

Residential Loan Origination Fees – The Company offers residential loan origination services to its customers in its immediate market area.  The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents.  The Company receives fees for services it provides in conjunction with the origination services it provides.  The fees are recognized at the time the loans are closed by the Company’s correspondent.

Income Taxes – The consolidated financial statements have been prepared on the accrual basis.  When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) to clarify the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company implemented the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company believes that its income tax filing positions taken or expected to be taken in an its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Under SFAS 109 and FIN 48, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  Income taxes deferred to future years are determined utilizing an asset and liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carry-forwards.

Earnings Per Share – Basic earnings per share represents the net income allocated to shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method.

Stock–based Compensation – On January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plans.  The Company previously utilized the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equaled the market price on the date of grant.  Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123(R) had been utilized.

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

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Standards – The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a non-recurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Available-for-sale investment securities (approximately $54.2 million at March 31, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

The Company has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral.  When practical, such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.   The aggregate carrying amount of impaired loans at March 31, 2008 was $102,584.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a non-recurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risks and Uncertainties – In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from the borrower’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Reclassifications - Certain captions and amounts in the prior financial statements were reclassified to conform with the 2008 presentation.  Such reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 3 – INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
As of March 31, 2008	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$28,488,579	$257,454	$—	$28,746,033
Mortgage-backed	25,216,420	246,953	127,349	25,336,024
Marketable securities	100,000	—	—	100,000
Total available for sale	$53,804,999	$504,407	$127,349	$54,182,057

NOTE 4 – LEASES

The Company leases branch locations in Spartanburg, Mauldin, Anderson, Greer and Greenville as well as the loan operations center in Easley. The initial lease terms range from three to ten years with various renewal options. The minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years and in the aggregate are:

2008	$259,695
2009	353,771
2010	332,364
2011	331,862
2012	345,471
Thereafter	1,288,756
Total minimum future rental payments	$2,911,919

The loan operations center in Easley is leased from a partnership in which a Company director has a partnership interest.

NOTE 5 – RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) (“affiliates”) are loan customers in the normal course of business with the Bank.  These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 7 – STOCK-BASED COMPENSATION

Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  In addition, the Company has adopted a stock option plan.  As of March 31, 2008 the Company has 764,968 outstanding options to employees and directors. On January 16, 2006 the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they typically vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the quarter ended March 31, 2008 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2007	761,493	$7.17	171,404	$6.40
Granted	7,350	9.25	—	—
Forfeited	3,875	15.23	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2008	764,968	7.15	171,404	6.40

The table set forth below summarizes non-vested stock options as of March 31, 2008.

		Fair
	Number	Value
Outstanding at December 31, 2007	42,273	$6.79
Granted	7,350	4.16
Vested	2,274	6.65
Forfeited	—	—
Outstanding at March 31, 2008	47,349	6.38

As of March 31, 2008, there was $288,152 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 47 months. As of December 31, 2007, there was $255,917 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 49 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2008 and 2007:  dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at March 31, 2008 and December 31, 2007.

March 31, 2008	Outstanding	Exercisable
Number of options	764,968	717,619
Weighted average remaining life	7.12 years	7.00 years
Weighted average exercise price	$7.15	$6.69
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

December 31, 2007	Outstanding	Exercisable
Number of options	761,493	719,220
Weighted average remaining life	7.35 years	7.25 years
Weighted average exercise price	$7.17	$6.71
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

There were no options exercised during the quarter and thus no cash was received related to this type of transaction. The intrinsic value of options exercised during 2008 and 2007 was $0 and $2,880, respectively.

At March 31, 2008, all of the 171,404 warrants were exercisable and had an average remaining life of 6.80 years. At December 31, 2007, all of the 171,404 warrants were exercisable and had an average remaining life of 7.05 years.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission and the following:

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

•      the amount of our real estate based loans, and the weakness in the commercial real estate market;

•      the level of allowance for loan losses;

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

Overview

CommunitySouth Financial Corporation is a bank holding company headquartered in Easley, South Carolina.  Our subsidiary, CommunitySouth Bank and Trust, opened for business on January 18, 2005.  In addition to the main office in Easley, the Bank has five branch locations in the upstate region of South Carolina.  We opened our Mauldin branch in the fourth quarter of 2005, our Spartanburg branch in the first quarter of 2006, our Anderson branch in the third quarter of 2006, our Greer branch in the fourth quarter of 2006 and our Greenville branch in the third quarter of 2007.  We anticipate continued branch expansion in the Upstate region as opportunities arise.  The Bank provides banking services to domestic markets, principally in the Upstate of South Carolina.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.  All share and per share information in this report has been adjusted for the 5-for-4 stock splits effected in the form of a stock dividend paid on January 16, 2007 and January 16, 2006 to shareholders of record as of December 15, 2006 and December 15, 2005, respectively.

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

Results of Operations

Three Months ended March 31, 2008 and 2007

Overview

Our net income was $341,491 for the three months ended March 31, 2008 as compared to $208,372 for the three months ended March 31, 2007.  Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses.  Due to our growth, we have now attained a level of earning assets that supports our costs and we are currently operating profitably. For the three months ended March 31, 2008, we realized $6,277,956 in interest income, of which $731,109 was from investment activities and $5,546,847 was from loan activities.  For the three months ended March 31, 2007, we realized $4,914,809 in interest income, of which $310,156 was from investment activities and $4,604,653 was from loan activities.  The substantial increase in our interest income is primarily a result of our continued loan growth during our third year of operation.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in interest income, although the rate of our loan growth has slowed in the past quarter, primarily as a result of the downturn in the economy and the real estate market.  The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $3,653,138 and $2,764,563 for the three months ended March 31, 2008 and March 31, 2007, respectively.  This increase in our interest expense was a result of increased levels of interest bearing deposits. We have experienced a decline in our net interest margin to 2.81% from 3.44% for the quarters ended March 31, 2008 and 2007, respectively. The decline was due to the competitive pressure on commercial loan pricing as well as deposit pricing.

Provision for Loan Losses

Our provision for loan losses for the three months ended March 31, 2008 was $125,000 compared to $362,000 for the comparable prior year period. The $237,000 decrease was the result of reduced loan production in 2008 compared to the same period in 2007. The increase in gross loans outstanding was $6.7 million for the first quarter of 2008 as compared to an increase of $26.7 million for the first quarter of 2007.

Non-interest Income

We had non-interest income of $340,775 and $344,683 for the three months ended March 31, 2008 and 2007, respectively.  Mortgage origination fee income for the three months ended March 31, 2008 was $162,895.  We had $245,736 in mortgage origination fee income in the first quarter of 2007.  The decrease was the result of the overall decline in the demand for home mortgages due to the current economic conditions.  Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our non-interest income in the future.

Non-interest Expense

We incurred non-interest expense of $2,316,002 during the three months ended March 31, 2008.  Included in the expense was $1,234,585 of salaries and employee benefits, $190,782 of data processing expense, $78,104 of professional fees expense, $11,163 of advertising expense, $27,784 of expense related to office supplies, $36,058 of telephone expense and $52,500 of assessments related to FDIC.  The non-interest expense incurred in the three months ended March 31, 2007 was $1,789,335.  Included in the expense was $993,220 of salaries and employee benefits, $120,860 of data processing expense, $42,221 of professional fee expense, $30,869 of advertising expense, $52,182 of expense related to office supplies, $39,472 of telephone expense and $8,392 of assessments related to FDIC.

For the three months ended March 31, 2008, we incurred other fixed asset expenses of $181,214 in depreciation and $47,624 in equipment maintenance and rental.  For the three months ended March 31, 2007, we incurred other fixed asset expenses of $131,047 in depreciation and $30,273 in equipment maintenance and rental.  We incurred $162,534 and $131,899 in occupancy expense related to all of our office locations for the three months ended March 31, 2008 and 2007, respectively.

The increase in non-interest expense is the result of the addition of a new branch and personnel over the past year as well as expense related to customer growth at the existing branches.

Assets and Liabilities

General

At March 31, 2008, total assets increased 1.18% to $382.3 million as compared to $377.9 million at December 31, 2007.  Gross loans increased $6.7 million, or 2.22%, during the first three months of 2008.  As described below, federal funds sold decreased to $2.5 million at March 31, 2008 compared to $33.7 million at December 31, 2007.  Cash and cash equivalents decreased $31.9 million, or 79.55%, since December 31, 2007.  As described below, deposits decreased $17.3 million, or 5.28%, during the first three months of 2008.  At March 31, 2008, shareholders’ equity was $31.9 million.

Investment Securities

Investments available for sale increased by $29.3 million, or 118.09%, since December 31, 2007 due to the purchase of and the appreciation related to government agency bonds and mortgaged-backed securities.  Since December 31, 2007 the rationale for the general change of investing in federal funds to investing in securities available for sale was to take advantage of higher earning rates and longer terms on the Bank’s investable funds.

Other Investments

Other investments increased by $458,400 since December 31, 2007 due to the purchase of additional FHLB stock.  All of the FHLB stock is used to collateralize advances with the FHLB.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio.  Gross loans increased by $6.7 million, or 2.22%, during the first three months of 2008.  Loan demand has slowed during the first quarter of 2008 due to general economic conditions and the real estate market.  We expect this trend to continue during the next quarter.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	March 31, 2008	December 31, 2007
Real estate - construction	$129,653	$124,016
Real estate - mortgage	150,383	149,370
Commercial and industrial	26,463	26,095
Consumer and other	3,171	3,453
Total loans, gross	309,670	302,934
Less allowance for loan losses	(4,289)	(4,214)
Total loans, net	$305,381	$298,720

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At March 31, 2008, there were $102,584 in loans that were non-accruing and $1,580,127 in loans that were 30 days past due.  At December 31, 2007, there were $35,172 in loans that were non-accruing and $724,741 in loans that were 30 days past due.

Potential Problem Loans

Potential problem loans are loans that are not included in impaired loans (non-accrual loans or loans past due 90 days or more and still accruing), but about which management has become aware of information about possible credit problems of the borrowers that causes doubt about their ability to comply with current repayment terms.  At March 31, 2008 and December 31, 2007, the Company had identified $3,194,993 and $1,625,150, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Provision and Allowance for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level for the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market.

Additions to the allowance for loan losses, which are expensed through the provision for loan losses on the Company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the estimated losses inherent in the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The Company’s allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, future economic conditions, and other factors affecting borrowers.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits.  However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events.  In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as seasoning.  As a result, a portfolio of more mature loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.  The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

Deposits

Our primary source of funds for loans and investments is our deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have rates comparable to those being offered for certificates of deposits in our local market.  As of March 31, 2008, total deposits had decreased by $17.3 million, or 5.28%, from December 31, 2007.  The largest percentage decrease was in savings, which decreased $4.6 million, or 18.87%, from December 31, 2007 to March 31, 2008.  This was primarily the result of a run-off of money market accounts that had been established as temporary holding accounts for IRS section 1031 exchange transactions.  The decline in deposits was also affected by certain Bank deposit pricing methods that resulted in a decline in certificates and allowed us to shift a portion of our funding to FHLB advances and repurchase agreements, which together increased $20 million since December 31, 2007.  We anticipate that future deposit growth will be positive and will be sufficient to fund our anticipated loan growth.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	March 31, 2008	December 31, 2007
Non-interest bearing demand	$22,409	$24,464
Interest bearing demand	16,926	13,721
Savings	19,986	24,634
Time deposits less than $100,000	56,406	59,528
Time deposits of $100,000 or over	46,446	47,118
Brokered deposits	148,199	158,199
Total deposits	$310,372	$327,664

Advances from FHLB

Advances from FHLB are a source of funding that the Bank uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings.  At March 31, 2008, the Bank had received advances of $5.0 million from FHLB.

Repurchase Agreements

At March 31, 2008, the Bank had sold $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 2.58% and an average maturity of 79 months.  The maximum amount outstanding at any month-end was $30.0 million.  These agreements were secured with approximately $34.6 million of investment securities.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the  acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Individual and commercial deposits and borrowings are our primary source of funds for credit activities.  At March 31, 2008, we had lines of credit with unrelated banks totaling $15.5 million.  These lines, which are unsecured, are available on a one-to-seven day basis for general corporate purposes.  We believe our liquidity sources are adequate to meet our operating needs as well as our construction commitments.  The level of liquidity is measured by the cash, cash equivalents and securities available for sale-to-total assets ratio, which was at 16.3% at March 31, 2008.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 10% of the Bank’s total assets, which meant $37.8 million was available as of March 31, 2008.  Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2008, we had issued commitments to extend credit of $51.1 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

(dollar amounts in thousands)	March 31, 2008	December 31, 2007

Commitments to extend credit	$47,314,931	$49,342,960

Standby letters of credit	$3,826,890	$3,176,854

Capital Resources

Total shareholders’ equity increased from $31.5 million at December 31, 2007 to $31.9 million at March 31, 2008.  The increase is principally due to the net income for the period of $341,491.

The FRB and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  FRB guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios at least 1% to 2% above the minimum.

The Bank exceeded the regulatory capital requirements at March 31, 2008 and December 31, 2007 as set forth in the following table.

	March 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to risk-weighted assets)	$31,484,000	9.11%	$30,102,000	8.92%
Total capital (to risk-weighted assets)	35,773,000	10.35	34,316,000	10.17
Tier 1 capital (to average assets)	31,484,000	8.20	30,102,000	8.26

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information.

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

Date: May 15, 2008	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.