Form 10-Q
period 2008-06-30
CommunitySouth Financial CORP
filed 2008-08-14
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated ☐	(do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,698,697 shares of common stock, $0.01 par value per share, were issued and outstanding as of July 31, 2008.

CommunitySouth Financial Corporation

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from bank	$6,137,423	$6,486,676
Federal funds sold	3,787,000	33,665,005
Total cash and cash equivalents	9,924,423	40,151,681
Investment securities, available for sale	48,027,301	24,844,007
Other investments, at cost	1,130,200	446,800
Loans, net	309,022,814	298,720,357
Accrued interest receivable	1,755,581	2,092,066
Property and equipment, net	4,857,601	5,073,685
Bank-owned life insurance	5,326,840	5,226,806
Other assets	3,009,752	1,311,799

Total assets	$383,054,512	$377,867,201

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$25,255,575	$24,464,433
Interest bearing	282,546,423	303,199,212
Total deposits	307,801,998	327,663,645
Repurchase agreements	30,000,000	15,000,000
FHLB advances	10,000,000	—
Accrued interest payable	3,530,389	3,238,298
Accrued expenses	242,415	427,380
Other liabilities	1,649,088	66,742

Total liabilities	353,223,890	346,396,065

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 10,000,000 shares authorized, 4,698,697 and 4,698,697 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	46,987	46,987
Additional paid-in capital	29,725,595	29,691,467
Accumulated other comprehensive income (loss)	(473,657)	152,050
Retained earnings	531,697	1,580,632
Total shareholders’ equity	29,830,622	31,471,136

Total liabilities and shareholders’ equity	$383,054,512	$377,867,201

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007
Interest income
Interest and fees on loans	$5,004,394	$5,192,585
Interest and dividends on investments	671,554	398,882
Total interest income	5,675,948	5,591,467

Interest expense – deposits and other borrowings	3,337,152	3,116,024

Net interest income	2,338,796	2,475,443

Provision for loan losses	2,579,000	270,000

Net interest income after provision for loan losses	(240,204)	2,205,443

Non-interest income
Mortgage origination fees	172,367	276,276
Other	203,965	121,815
Total non-interest income	376,332	398,091

Non-interest expense
Salaries and benefits	1,228,146	1,047,241
Data processing	176,616	138,154
Occupancy	157,506	112,226
Depreciation	180,132	150,181
Equipment maintenance and rental	38,603	23,091
Advertising	27,839	42,771
Professional fees	53,684	80,800
Office supplies	19,399	24,085
Telephone	33,805	32,278
FDIC assessment	54,000	45,492
Other	263,524	182,239
Total non-interest expense	2,233,254	1,878,558

Income (loss) before income taxes	(2,097,126)	724,976

Income tax expense (benefit)	(706,700)	262,847

Net income (loss)	$(1,390,426)	$462,129

Earnings (losses) per share (1)
Basic	$(0.30)	$0.10
Diluted	$(0.30)	$0.09

Weighted average shares outstanding (1)
Basic	4,698,697	4,698,697
Diluted	4,698,697	5,159,460

(1)  Adjusted for 5-for-4 stock split effective January 16, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
Interest income
Interest and fees on loans	$10,551,241	$9,797,238
Interest and dividends on investments	1,402,663	709,038
Total interest income	11,953,904	10,506,276

Interest expense – deposits and other borrowings	6,990,290	5,880,587

Net interest income	4,963,614	4,625,689

Provision for loan losses	2,704,000	632,000

Net interest income after provision for loan losses	2,259,614	3,993,689

Non-interest income
Mortgage origination fees	335,262	522,012
Other	381,845	220,762
Total non-interest income	717,107	742,774

Non-interest expense
Salaries and benefits	2,462,731	2,040,461
Data processing	367,398	259,014
Occupancy	320,040	244,125
Depreciation	361,346	281,228
Equipment maintenance and rental	86,227	53,364
Advertising	39,002	73,640
Professional fees	131,788	123,011
Office supplies	47,183	76,267
Telephone	69,863	71,750
FDIC assessment	106,500	53,884
Other	557,178	391,149
Total non-interest expense	4,549,256	3,667,893

Income (loss) before income taxes	(1,572,535)	1,068,570

Income tax expense (benefit)	(523,600)	398,069

Net income (loss)	$(1,048,935)	$670,501

Earnings (losses) per share (1)
Basic	$(0.22)	$0.14
Diluted	$(0.22)	$0.13

Weighted average shares outstanding (1)
Basic	4,698,697	4,698,570
Diluted	4,698,697	5,187,265

(1)  Adjusted for 5-for-4 stock split effective January 16, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six month periods ended June 30, 2008 and June 30, 2007

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Income	Earnings	Equity	Income
Balance at December 31, 2007	4,698,697	$46,987	$29,691,467	$152,050	$1,580,632	$31,471,136

Net income (loss)	—	—	—	—	(1,048,935)	(1,048,935)	$(1,048,935)

Other comprehensive income:

Unrealized gains (losses) on securities, net of income tax benefit of $369,000	—	—	—	(625,707)	—	(625,707)	(625,707)

Total comprehensive income (loss)							$(1,674,642)

Stock option compensation	—	—	34,128	—	—	34,128

Balance at June 30, 2008	4,698,697	$46,987	$29,725,595	$(473,657)	$531,697	$29,830,622

				Accumulated
			Additional	Other		Total	Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Income	Eanrings	Equity	Income
Balance at December 31, 2006	4,697,697	$46,977	$29,635,458	$—	$12,520	$29,694,955

Net income	—	—	—	—	670,501	670,501	$670,501

Other comprehensive income:

Unrealized gains on securities, net of income taxes	—	—	—	—	—	—	—

Total comprehensive income							$670,501

Stock option compensation	—	—	23,622	—	—	23,622

Cash paid for fractional shares	—	—	(5,701)	—	—	(5,701)

Stock options exercised	1,000	10	6,390	—	—	6,400

Balance at June 30, 2007	4,698,697	$46,987	$29,659,769	$—	$683,021	$30,389,777

(1)  Adjusted for 5-for-4 stock split effective January 16, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended	Six Months ended
	June 30,	June 30,
	2008	2007
Operating activities
Net income (loss)	$(1,048,935)	$670,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,704,000	632,000
Stock option compensation	34,128	23,622
Appreciation of bank-owned life insurance	(100,034)	(111,024)
Depreciation	361,346	281,228
Deferred income tax benefit	(886,100)	—
Decrease (increase) in accrued interest receivable	336,485	(233,436)
Increase in accrued interest payable	292,091	265,931
Decrease in accrued expenses	(184,965)	35,774
Decrease in other assets	45,278	331,852
Increase (decrease) in other liabilities	1,582,346	(10,231)
Loss on disposal of property and equipment	—	709

Net cash provided by operating activities	3,135,640	1,886,927

Investing activities
Net increase in loans outstanding	(13,510,542)	(46,234,762)
Purchases of investment securities	(24,178,001)	(176,000)
Purchases of FHLB stock	(683,400)	—
Purchase of property and equipment	(129,308)	(487,130)

Net cash used in investing activities	(38,501,251)	(46,897,892)

Financing activities
Net increase (decrease) in deposit accounts	(19,861,647)	70,564,586
Advances from FHLB	10,000,000	—
Increase in repurchase agreements	15,000,000	—
Cash paid for fractional shares	—	(5,701)
Stock options exercised	—	6,400

Net cash provided by financing activities	5,138,353	70,565,285

Net increase (decrease) in cash and cash equivalents	(30,227,258)	25,554,320

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,151,681	21,041,070

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,924,423	$46,595,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,696,005	$2,374,279
Income taxes	$362,500	$1,197

Schedule of non-cash transactions
Unrealized gains / (losses) on investment securities, net of income taxes	$(625,707)	$—

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

Basis of Presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and to general practices in the banking industry for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2007 included in the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

Gains or losses on dispositions of investment securities are based on the differences between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.  Premiums and discounts are amortized or accreted into interest income by a method that approximates a level yield.

Other Investments – CommunitySouth Bank and Trust, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta (“FHLB”).  Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings.  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.  The dividend received on this stock is included in interest and dividends on investments.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $6.9 million and approximately $35,000 in impaired loans at June 30, 2008 and December 31, 2007, respectively.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) to clarify the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company implemented the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Available-for-sale investment securities (approximately $48.0 million at June 30, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

The Company has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral.  When practical, such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.  The aggregate carrying amount of impaired loans at June 30, 2008 was $6.9 million.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
As of June 30, 2008	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$24,494,677	$103,458	$165,000	$24,433,135
Mortgage-backed	24,186,081	77,668	769,583	23,494,166
Marketable securities	100,000	—	—	100,000
Total available for sale	$48,780,758	$181,126	$934,583	$48,027,301

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

2008	$173,536
2009	353,771
2010	332,364
2011	331,862
2012	345,471
Thereafter	1,288,756
Total minimum future rental payments	$2,825,760

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

NOTE 7 – STOCK-BASED COMPENSATION

Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  In addition, the Company has adopted a stock option plan.  As of June 30, 2008 the Company has 770,837 outstanding options to employees and directors. On January 16, 2006 the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they typically vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the quarter ended June 30, 2008 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2007	761,493	$7.17	171,404	$6.40
Granted	18,550	8.80	—	—
Forfeited	9,206	14.14	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2008	770,837	7.13	171,404	6.40

The table set forth below summarizes non-vested stock options as of June 30, 2008.

		Fair
	Number	Value
Outstanding at December 31, 2007	42,273	$6.79
Granted	18,550	3.95
Vested	6,298	7.06
Forfeited	4,300	7.69
Outstanding at June 30, 2008	50,225	5.73

As of June 30, 2008, there was $246,900 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 47 months. As of December 31, 2007, there was $255,917 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which was expected to be recognized over a weighted average period of 49 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2008 and 2007: dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at June 30, 2008 and December 31, 2007.

June 30, 2008	Outstanding	Exercisable
Number of options	770,837	720,612
Weighted average remaining life	6.77 years	6.76 years
Weighted average exercise price	$7.13	$6.74
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

December 31, 2007	Outstanding	Exercisable
Number of options	761,493	719,220
Weighted average remaining life	7.35 years	7.25 years
Weighted average exercise price	$7.17	$6.71
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

There were no options exercised during the quarter and thus no cash was received related to this type of transaction. The intrinsic value of options exercised during 2008 and 2007 was $0 and $2,880, respectively.

At June 30, 2008, all of the 171,404 warrants were exercisable and had an average remaining life of 6.55 years. At December 31, 2007, all of the 171,404 warrants were exercisable and had an average remaining life of 7.05 years.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results anticipated in the forward-looking statements as a result of, and our operating performance each quarter is subject to, various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission and the following:

•                  our rapid growth to date and short operating history;

•                  potential additional loan loss reserves or write-offs related to a real estate development project on Lake Keowee, South Carolina, which is discussed below;

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

Results of Operations

Three Months ended June 30, 2008 and 2007

Overview

Our net loss was $1,390,426 for the three months ended June 30, 2008 as compared to net income of $462,129 for the three months ended June 30, 2007.  Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses.  Our net loss for the quarter is primarily due to an additional $2.5 million in provision for loan losses.  For the three months ended June 30, 2008, we realized $5,675,948 in interest income, of which $671,554 was from investment activities and $5,004,394 was from loan activities.  For the three months ended June 30, 2007, we realized $5,591,467 in interest income, of which $398,882 was from investment activities and $5,192,585 was from loan activities.  Although we have grown rapidly to date, given current industry and market conditions, asset growth is not currently a primary goal for our company.  Our current strategic objectives are to preserve capital, manage loan growth, reduce portfolio concentration of construction and land development loans, manage portfolio risk, enhance credit management practices, improve margins, and lower our overall funding costs, primarily through the growth of core deposits.  As a result of our current focus, our interest and fees on loans decreased modestly during the quarter ended June 30, 2008 from the quarter ended June 30, 2007.

The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $3,337,152 and $3,116,024 for the three months ended June 30, 2008 and June 30, 2007, respectively.  This increase in our interest expense was a result of increased levels of interest bearing deposits.  We have experienced a decline in our net interest margin to 2.54% from 3.49% for the quarters ended June 30, 2008 and 2007, respectively.  The decline was due to the competitive pressure on commercial loan pricing and on deposit pricing, as well as changes in the overall interest rate environment.  On September 18, 2007, the Federal Reserve began to decrease short-term rates with an initial 50 basis point reduction and continued the decrease with an additional 275 basis points through the end of 2007 and the first six months of 2008.  We had more assets, such as loans, than liabilities, such as deposits, that repriced down during the three months ended June 30, 2008, which contributed to the decline in our net interest margin.

Provision for Loan Losses

Our provision for loan losses for the three months ended June 30, 2008 was $2,579,000 compared to $270,000 for the comparable prior year period. The $2.3 million increase in 2008 compared to the same period in 2007 was the result of the financing of purchases for several residential lots and the construction of several houses in a real estate development project on Lake Keowee, South Carolina (Oconee County) called Sweetwater.  The Bank has determined that these loans have been over-disbursed and that the associated houses on these properties will not be completed on schedule.  Although the construction loans are nearly fully funded, the houses are in various stages of completion.  The Bank has approximately $4.9 million in secured loans to 11 borrowers in this development.  The Bank has classified this entire $4.9 million as non-accrual and reversed the accrued interest, and the Bank has reserved a total of $3.0 million for possible losses related to these loans.  The Bank has not yet taken any charge-offs but anticipates it will likely do so over the next several quarters. The Bank has engaged a builder to provide a cost estimate to complete each of the houses and is obtaining new appraisals on each of the loans.  We are investigating whether fraud was involved in these loans and have filed a notice of loss with our Financial Institution Bond, though we can give no assurances that we will obtain any recovery on this claim.  We are also continuing to investigate other potential recovery alternatives.  The increase in gross loans outstanding was $6.1 million for the second quarter of 2008 as compared to an increase of $19.5 million for the second quarter of 2007.

Non-interest Income

We had non-interest income of $376,332 and $398,091 for the three months ended June 30, 2008 and 2007, respectively.  Mortgage origination fee income for the three months ended June 30, 2008 was $172,367.  We had $276,276 in mortgage origination fee income in the second quarter of 2007.  The decrease was the result of the overall decline in the demand for home mortgages due to the current economic conditions.  Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our non-interest income in the future.

Non-interest Expense

We incurred non-interest expense of $2,233,254 during the three months ended June 30, 2008.  Included in the expense was $1,228,146 of salaries and employee benefits, $176,616 of data processing expense, $53,684 of professional fees expense, $27,839 of advertising expense, $19,399 of expense related to office supplies, $33,805 of telephone expense and $54,000 of assessments related to FDIC.  The non-interest expense incurred in the three months ended June 30, 2007 was $1,878,558.  Included in the expense was $1,047,241 of salaries and employee benefits, $138,154 of data processing expense, $80,800 of professional fee expense, $42,771 of advertising expense, $24,085 of expense related to office supplies, $32,278 of telephone expense and $45,492 of assessments related to FDIC.

For the three months ended June 30, 2008, we incurred other fixed asset expenses of $180,132 in depreciation and $38,603 in equipment maintenance and rental.  For the three months ended June 30, 2007, we incurred other fixed asset expenses of $150,181 in depreciation and $23,091 in equipment maintenance and rental.  We incurred $157,506 and $112,226 in occupancy expense related to all of our office locations for the three months ended June 30, 2008 and 2007, respectively.

The increase in non-interest expense is the result of the addition of a new branch and personnel over the past year as well as expense related to customer growth at the new and existing branches.

Six Months ended June 30, 2008 and 2007

Overview

Our net loss was $1,048,935 for the six months ended June 30, 2008 as compared to net income of $670,501 for the six months ended June 30, 2007.  Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses.  Our net loss for the six months ended June 30, 2008 is primarily due to an additional $2.1 million in provision for loan losses.  For the six months ended June 30, 2008, we realized $11,953,904 in interest income, of which $1,402,663 was from investment activities and $10,551,241 was from loan activities.  For the six months ended June 30, 2007, we realized $10,506,276 in interest income, of which $709,038 was from investment activities and $9,797,238 was from loan activities.   As discussed above, although we have grown rapidly to date, given current industry and market conditions, asset growth is not currently a primary goal for our company.  Our current strategic objectives are to preserve capital, manage loan growth, reduce portfolio concentration of construction and land development loans, manage portfolio risk, enhance credit management practices, improve margins, and lower our overall funding costs, primarily through the growth of core deposits.  As a result of our current focus, our interest and fees on loans decreased modestly during the six months ended June 30, 2008 from the quarter ended June 30, 2007.

The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $6,990,290 and $5,880,587 for the six months ended June 30, 2008 and June 30, 2007, respectively.  This increase in our interest expense was a result of increased levels of interest bearing deposits.  We have experienced a decline in our net interest margin to 2.69% from 3.46% for the six months ended June 30, 2008 and 2007, respectively. As discussed above, the decline was due to the competitive pressure on commercial loan pricing and on deposit pricing, as well as that fact that in response to the Federal Reserve’s decreases to short term rates more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the twelve month period ended June 30, 2008.

Provision for Loan Losses

Our provision for loan losses for the six months ended June 30, 2008 was $2,704,000 compared to $632,000 for the comparable prior year period. The $2.1 million increase in 2008 compared to the same period in 2007 was the result of the financing of purchases for several residential lots and the construction of several houses in a real estate development project on Lake Keowee, South Carolina (Oconee County) called Sweetwater.  The Bank has determined that these loans have been over-disbursed and that the associated houses on these properties will not be completed on schedule.  Although the construction loans are nearly fully funded, the houses are in various stages of completion.  The Bank has approximately $4.9 million in secured loans to 11 borrowers in this development.  The Bank has not yet taken any charge-offs but anticipates it will likely do so over the next several quarters. The Bank has engaged a builder to provide a cost estimate to complete each of the houses and is obtaining new appraisals on each of the loans.  The Bank has designated $3.0 million of the allowance for loan losses to cover any potential loss associated with this matter.  The increase in gross loans outstanding was $12.8 million for the first two quarters of 2008 as compared to an increase of $46.2 million for the first two quarters of 2007.

Non-interest Income

We had non-interest income of $717,107 and $742,774 for the six months ended June 30, 2008 and 2007, respectively.  Mortgage origination fee income for the six months ended June 30, 2008 was $335,262.  We had $522,012 in mortgage origination fee income in the first two quarters of 2007.  The decrease was the result of the overall decline in the demand for home mortgages due to the current economic conditions.  Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our non-interest income in the future.

Non-interest Expense

We incurred non-interest expense of $4,549,256 during the six months ended June 30, 2008.  Included in the expense was $2,462,731 of salaries and employee benefits, $367,398 of data processing expense, $131,788 of professional fees expense, $39,002 of advertising expense, $47,183 of expense related to office supplies, $69,863 of telephone expense and $106,500 of assessments related to FDIC.  The non-interest expense incurred in the six months ended June 30, 2007 was $3,667,893.  Included in the expense was $2,040,461 of salaries and employee benefits, $259,014 of data processing expense, $123,011 of professional fee expense, $73,640 of advertising expense, $76,267 of expense related to office supplies, $71,750 of telephone expense and $53,884 of assessments related to FDIC.

For the six months ended June 30, 2008, we incurred other fixed asset expenses of $361,346 in depreciation and $86,227 in equipment maintenance and rental.  For the six months ended June 30, 2007, we incurred other fixed asset expenses of $281,228 in depreciation and $53,364 in equipment maintenance and rental.  We incurred $320,040 and $244,125 in occupancy expense related to all of our office locations for the six months ended June 30, 2008 and 2007, respectively.

The increase in non-interest expense is the result of the addition of a new branch and personnel over the past year as well as expense related to customer growth at the new and existing branches.

Assets and Liabilities

General

At June 30, 2008, total assets increased 1.55% to $383.1 million as compared to $377.9 million at December 31, 2007.  Gross loans increased $12.8 million, or 4.24%, during the first six months of 2008.  As described below, federal funds sold decreased to $3.8 million at June 30, 2008 compared to $33.7 million at December 31, 2007.  Cash and cash equivalents decreased $30.2 million, or 75.28%, since December 31, 2007.  As described below, deposits decreased $19.9 million, or 6.06%, during the first six months of 2008.  At June 30, 2008, shareholders’ equity was $29.8 million.

Investment Securities

Investments available for sale increased by $23.2 million, or 93.32%, since December 31, 2007 due to the purchase and the related appreciation of government agency bonds and mortgaged-backed securities.  Since December 31, 2007 the rationale for the general change of investing in federal funds to investing in securities available for sale was to take advantage of higher earning rates and longer terms on the Bank’s investable funds.

Other Investments

Other investments increased by $683,400 since December 31, 2007 due to the purchase of additional FHLB stock.  All of the FHLB stock is used to collateralize advances from the FHLB.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio.  Gross loans increased by $12.8 million, or 4.24%, during the first six months of 2008.  Loan demand has slowed during the first two quarters of 2008 due to general economic conditions and the real estate market.  We expect this trend to continue during the next several quarters.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	June 30, 2008	December 31, 2007
Real estate - construction	$130,338	$124,016
Real estate - mortgage	150,923	149,370
Commercial and industrial	31,593	26,095
Consumer and other	2,914	3,453
Total loans, gross	315,768	302,934
Less allowance for loan losses	(6,745)	(4,214)
Total loans, net	$309,023	$298,720

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At June 30, 2008, there were $6.6 million in loans that were non-accruing and $3.8 million in loans that were 30 days past due and still accruing.  At December 31, 2007, there were approximately $35,000 in loans that were non-accruing and about $725,000 in loans that were 30 days past due and still accruing.

Potential Problem Loans

Potential problem loans are loans that are not included in impaired loans (non-accrual loans or loans past due 90 days or more and still accruing), but about which management has become aware of information about possible credit problems of the borrowers that causes doubt about their ability to comply with current repayment terms.  At June 30, 2008 and December 31, 2007, the Company had identified $9.2 million and $1.6 million, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Provision and Allowance for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  On a quarterly basis, the Company’s Board of Directors reviews the appropriate level for the Company’s allowance for loan losses as determined by management based on the results of the internal monitoring and reporting system and an analysis of economic conditions in its market.

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

In addition, the recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.  The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

Deposits

Our primary source of funds for loans and investments is our deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have rates comparable to those being offered for certificates of deposits in our local market.  As of June 30, 2008, total deposits had decreased by $19.9 million, or 6.06%, from December 31, 2007.  The largest percentage decrease was in brokered deposits which decreased $20.0 million, or 12.66%, from December 31, 2007 to June 30, 2008.  The second largest percentage decrease in deposits was in savings which decreased $2.6 million, or 10.55%, from December 31, 2007 to June 30, 2008.  This was primarily the result of a run-off of money market accounts that had been established as temporary holding accounts for IRS section 1031 exchange transactions.  The decline in deposits was also affected by certain Bank deposit pricing methods that resulted in a decline in certificates and allowed us to shift a portion of our funding to FHLB advances and repurchase agreements, which together increased $25 million since December 31, 2007.  We anticipate that future deposit growth will be positive and will be sufficient to fund our anticipated loan growth.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	June 30, 2008	December 31, 2007
Non-interest bearing demand	$25,256	$24,464
Interest bearing demand	17,655	13,721
Savings	22,035	24,634
Time deposits less than $100,000	55,163	59,528
Time deposits of $100,000 or over	49,515	47,118
Brokered deposits	138,178	158,199
Total deposits	$307,802	$327,664

Advances from FHLB

Advances from FHLB are a source of funding that the Bank uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings.  At June 30, 2008, the Bank had received advances of $10.0 million from FHLB.

Repurchase Agreements

At June 30, 2008, the Bank had sold $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 2.21% and an average maturity of 96 months.  The maximum amount outstanding at any month-end was $30.0 million.  These agreements were secured with approximately $34.2 million of investment securities.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the  acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Individual and commercial deposits and borrowings are our primary source of funds for credit activities.  At June 30, 2008, we had lines of credit with unrelated banks totaling $15.5 million.  These lines, which are unsecured, are available on a one-to-seven day basis for general corporate purposes.  We believe our liquidity sources are adequate to meet our operating needs as well as our construction commitments.  The level of liquidity is measured by the cash, cash equivalents and securities available for sale-to-total assets ratio, which was at 15.13% at June 30, 2008.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 10% of the Bank’s total assets, which meant $38.3 million was available as of June 30, 2008.  Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2008, we had issued commitments to extend credit of $51.6 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

(dollar amounts in thousands)	June 30, 2008	December 31, 2007

Commitments to extend credit	$47,548	$49,343

Standby letters of credit	$4,006	$3,177

Capital Resources

Total shareholders’ equity decreased from $31.5 million at December 31, 2007 to $29.8 million at June 30, 2008.  The decrease is principally due to the net unrealized losses on securities available for sale of $625,707 (net of income taxes) and to the net loss for the six months ended June 30, 2008 of $1,048,935.

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

The Bank exceeded the regulatory capital requirements at June 30, 2008 and December 31, 2007 as set forth in the following table.

	June 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to risk-weighted assets)	$31,413,000	9.01%	$30,102,000	8.92%
Total capital (to risk-weighted assets)	35,802,000	10.26	34,316,000	10.17
Tier 1 capital (to average assets)	31,413,000	8.16	30,102,000	8.26

We currently anticipate raising additional capital, likely in the form of subordinated notes, to bolster our capital and to support anticipated growth.  We cannot be certain that we will be able to do so on acceptable terms, if at all.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in Note 1 to the financial statements in Item 1.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flows, the determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to Vote of Security Holders.

There was one matter submitted to a vote of security holders during the three months ended June 30, 2008 at our annual meeting of shareholders held on May 20, 2008.

Election of Class I Directors

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible.  The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders.  The current Class I directors are C. Allan Ducker, III, W. Michael Riddle, R. Wesley Hammond and David W. Edwards.  The current Class II directors are David A. Miller, David L. Brotherton, Arnold J. Ramsey and J. Neal Workman, Jr.  The current Class III directors are G. Dial DuBose, Joanne Rogers, B. Lynn Spencer, Daniel E. Youngblood and John W. Hobbs.

The Class I directors were up for reelection at this year’s annual meeting held on May 20, 2008.  Each of the existing Class I directors were re-elected at the annual meeting for a three-year term expiring at the 2011 annual meeting of shareholders.  For Mr. Ducker, 2,969,593 votes were cast in favor of his reelection as director with 5,827 abstained.  For Dr. Riddle, 2,965,687 votes were cast in favor of his reelection as director with 9,733 abstained.  For Mr. Hammond, 2,969,593 votes were cast in favor of his reelection as director with 5,827 abstained. For Mr. Edwards, 2,967,641 votes were cast in favor of his election as a director with 7,779 abstained.  The terms of the Class II directors will expire at the 2009 annual shareholders meeting, and the terms of the Class III directors will expire at the 2010 annual shareholders meeting.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.