Form 10-Q
period 2008-09-30
CommunitySouth Financial CORP
filed 2008-11-13
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

4,698,697 shares of common stock, $0.01 par value per share, were issued and outstanding as of October 31, 2008.

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from bank	$8,590,134	$6,486,676
Federal funds sold	0	33,665,005
Total cash and cash equivalents	8,590,134	40,151,681
Investment securities, available for sale	43,795,862	24,844,007
Other investments, at cost	1,130,200	446,800
Loans, net	313,702,623	298,720,357
Accrued interest receivable	1,481,167	2,092,066
Property and equipment, net	4,735,955	5,073,685
Bank-owned life insurance	5,383,100	5,226,806
Other assets	2,901,245	1,311,799

Total assets	$381,720,286	$377,867,201

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$24,463,253	$24,464,433
Interest bearing	270,504,054	303,199,212
Total deposits	294,967,307	327,663,645
Federal Funds Purchased	9,491,000	—
Line of Credit	1,570,000	—
Subordinated Debt	3,545,000	—
Repurchase agreements	30,000,000	15,000,000
FHLB advances	10,000,000	—
Accrued interest payable	1,434,298	3,238,298
Accrued expenses	272,899	427,380
Other liabilities	79,432	66,742

Total liabilities	351,359,936	346,396,065

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 10,000,000 shares authorized, 4,698,697 and 4,698,697 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	46,987	46,987
Additional paid-in capital	29,742,568	29,691,467
Accumulated other comprehensive income (loss)	(45,745)	152,050
Retained earnings	616,540	1,580,632
Total shareholders’ equity	30,360,350	31,471,136

Total liabilities and shareholders’ equity	$381,720,286	$377,867,201

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007
Interest income
Interest and fees on loans	$5,029,718	$5,676,825
Interest and dividends on investments	603,894	476,312
Total interest income	5,633,612	6,153,137

Interest expense – deposits and other borrowings	2,994,547	3,413,663

Net interest income	2,639,065	2,739,474

Provision for loan losses	160,000	362,000

Net interest income after provision for loan losses	2,479,065	2,377,474

Non-interest income
Mortgage origination fees	96,183	285,600
Other	207,468	120,145
Total non-interest income	303,651	405,745

Non-interest expense
Salaries and benefits	1,222,884	1,079,416
Data processing	193,808	156,561
Occupancy	155,979	110,853
Depreciation	178,108	156,223
Equipment maintenance and rental	57,204	25,637
Advertising	106,857	100,217
Professional fees	226,202	101,886
Office supplies	25,894	29,094
Telephone	42,107	33,815
FDIC assessment	56,000	92,160
Other	358,530	272,870
Total non-interest expense	2,623,573	2,158,732

Income (loss) before income taxes	159,143	624,487

Income tax expense (benefit)	74,300	164,756

Net income (loss)	$84,843	$459,731

Earnings (losses) per share (1)
Basic	$0.02	$0.10
Diluted	$0.02	$0.09

Weighted average shares outstanding (1)
Basic	4,698,697	4,698,697
Diluted	4,698,697	5,089,566

(1)  Adjusted for 5-for-4 stock split effective January 16, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Interest income
Interest and fees on loans	$15,580,959	$15,474,063
Interest and dividends on investments	2,006,557	1,185,350
Total interest income	17,587,516	16,659,413

Interest expense – deposits and other borrowings	9,984,837	9,294,250

Net interest income	7,602,679	7,365,163

Provision for loan losses	2,864,000	994,000

Net interest income after provision for loan losses	4,738,679	6,371,163

Non-interest income
Mortgage origination fees	431,445	807,612
Other	589,313	340,907
Total non-interest income	1,020,758	1,148,519

Non-interest expense
Salaries and benefits	3,685,615	3,119,877
Data processing	561,206	415,575
Occupancy	476,019	354,978
Depreciation	539,454	437,451
Equipment maintenance and rental	143,431	79,001
Advertising	145,859	173,857
Professional fees	357,990	224,897
Office supplies	73,077	105,361
Telephone	111,970	105,565
FDIC assessment	162,500	146,044
Other	915,708	664,019
Total non-interest expense	7,172,829	5,826,625

Income (loss) before income taxes	(1,413,392)	1,693,057

Income tax expense (benefit)	(449,300)	562,825

Net income (loss)	$(964,092)	$1,130,232

Earnings (losses) per share (1)
Basic	$(0.21)	$0.24
Diluted	$(0.21)	$0.22

Weighted average shares outstanding (1)
Basic	4,698,697	4,698,613
Diluted	4,698,697	5,159,546

(1)  Adjusted for 5-for-4 stock split effective January 16, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine month periods ended September 30, 2008 and September 30, 2007

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Income	Earnings	Equity	Income
Balance at December 31, 2007	4,698,697	$46,987	$29,691,467	$152,050	$1,580,632	$31,471,136

Net income (loss)	—	—	—	—	(964,092)	(964,092)	$(964,062)

Other comprehensive income:

Unrealized gains (losses) on securities, net of income taxes	—	—	—	(197,795)	—	(197,795)	(197,795)

Total comprehensive income (loss)							$(1,161,857)

Stock option compensation	—	—	51,101	—	—	51,101

Balance at September 30, 2008	4,698,697	$46,987	$29,742,568	$(45,745)	$616,540	$30,360,350

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Income	Earnings	Equity	Income

Balance at December 31, 2006	4,697,697	$46,977	$29,635,458	$—	$12,520	$29,694,955

Net income	—	—	—	—	1,130,232	1,130,232	$1,130,232

Other comprehensive income:

Unrealized gains on securities, net of income taxes	—	—	—	142,224	—	142,224	142,224

Total comprehensive income							$1,272,456

Stock option compensation	—	—	39,571	—	—	39,571

Cash paid for fractional shares	—	—	(5,701)	—	—	(5,701)

Stock options exercised	1,000	10	6,390	—	—	6,400

Balance at September 30, 2007	4,698,697	$46,987	$29,675,718	$142,224	$1,142,752	$31,007,681

(1)        Adjusted for 5-for-4 stock split effective January 16, 2007.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended	Nine Months ended
	September 30,	September 30,
	2008	2007
Operating activities
Net income (loss)	$(964,092)	$1,130,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,864,000	994,000
Stock option compensation	51,101	39,571
Appreciation of bank-owned life insurance	(156,294)	(166,536)
Depreciation	539,454	437,451
Deferred income tax benefit	(827,000)	137,974
Decrease (increase) in accrued interest receivable	610,899	(681,375)
Increase in accrued interest payable	(1,804,000)	1,389,239
Decrease in accrued expenses	(154,481)	190,285
Decrease (increase) in other assets	(58,361)	(184,157)
Increase (decrease) in other liabilities	12,690	31,714
Loss on disposal of property and equipment	—	709

Net cash provided by operating activities	113,916	3,319,107
Investing activities
Net increase in loans outstanding	(18,402,351)	(72,024,583)
Purchases of investment securities	(24,178,001)	(24,544,610)
Maturities of investment securities	4,880,351	—
Purchases of FHLB stock	(683,400)	(176,000)
Purchase of property and equipment	(201,724)	(668,743)

Net cash used in investing activities	(38,585,125)	(97,413,936)
Financing activities
Net increase (decrease) in deposit accounts	(32,696,338)	95,674,547
Advances from FHLB	10,000,000	—
Increase in repurchase agreements	15,000,000	—
Increase in Line of Credit	1,570,000	—
Increase in Subordinated Debt	3,545,000	—
Increase Federal Funds Purchased	9,491,000	—
Cash paid for fractional shares	—	(5,701)
Stock options exercised	—	6,400

Net cash provided by financing activities	6,909,662	95,675,246

Net increase (decrease) in cash and cash equivalents	(31,561,547)	1,580,417

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,151,681	21,041,070
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,590,134	$22,621,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$11,788,837	$7,905,011
Income taxes	$482,500	$591,000

Schedule of non-cash transactions
Unrealized gains / (losses) on investment securities, net of income taxes	$197,795	$142,224

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

Basis of Presentation – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and to general practices in the banking industry for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2007 included in the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $8.7 million and approximately $35,000 in impaired loans with related valuation allowances of $3,025,000 and $0 at September 30, 2008 and December 31, 2007, respectively.

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

Available-for-sale investment securities (approximately $43.8 million at September 30, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

The Company has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral.  When practical, such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.   The aggregate carrying amount of impaired loans at September 30, 2008 was $8.7 million.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
As of September 30, 2008	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$20,502,533	$56,912	$57,900	$20,501,545
Mortgage-backed	23,297,874	144,280	247,837	23,194,317
Marketable securities	100,000	—	—	100,000
Total available for sale	$43,900,407	$201,192	$305,737	$43,795,862

NOTE 4 – LEASES

The Company leases two branch locations in Spartanburg, other branch locations in Mauldin, Anderson, Greer and Greenville as well as the loan operations center in Easley. The initial lease terms range from three to ten years with various renewal options. The minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years and in the aggregate are:

2008	$87,377
2009	409,771
2010	428,364
2011	427,862
2012	441,471
Thereafter	1,952,756
Total minimum future rental payments	$3,747,601

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

NOTE 7 – STOCK-BASED COMPENSATION

Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  In addition, the Company has adopted a stock option plan.  As of September 30, 2008 the Company has 774,287 outstanding options to employees and directors. On January 16, 2006 the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they typically vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the quarter ended September 30, 2008 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2007	761,493	$7.17	171,404	$6.40
Granted	24,550	8.36	—	—
Forfeited	11,756	14.20	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2008	774,287	7.10	171,404	6.40

The table set forth below summarizes non-vested stock options as of September 30, 2008.

		Fair
	Number	Value
Outstanding at December 31, 2007	42,273	$6.79
Granted	24,550	3.76
Vested	8,623	7.22
Forfeited	4,900	7.26
Outstanding at September 30, 2008	53,300	5.41

As of September 30, 2008, there was $248,669 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 45 months. As of December 31, 2007, there was $255,917 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which was expected to be recognized over a weighted average period of 49 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2008 and 2007: dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at September 30, 2008 and December 31, 2007.

September 30, 2008	Outstanding	Exercisable
Number of options	774,287	720,987
Weighted average remaining life	6.48 years	6.51 years
Weighted average exercise price	$7.10	$6.74
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

December 31, 2007	Outstanding	Exercisable
Number of options	761,493	719,220
Weighted average remaining life	7.35 years	7.25 years
Weighted average exercise price	$7.17	$6.71
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

There were no options exercised during the quarter and thus no cash was received related to this type of transaction. The intrinsic value of options exercised during 2008 and 2007 was $0 and $2,880, respectively.

At September 30, 2008, all of the 171,404 warrants were exercisable and had an average remaining life of 6.30 years. At December 31, 2007, all of the 171,404 warrants were exercisable and had an average remaining life of 7.05 years.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

During the third quarter of 2008, we commenced a subordinated debt offering to enhance and strengthen the levels of capital and liquidity at the holding company such that we could maintain the resources needed to maintain “well-capitalized” levels of regulatory capital at the bank. Through September 30, 2008, we raised $3.545 million in additional capital through the offering and another $780 thousand in October before we closed the offering on October 15, 2008.  We raised this capital to strengthen our capital position in light of the continuing substantial deterioration of the residential real estate markets nationally and in our local markets. This continued deterioration has resulted in increasingly higher levels of nonperforming assets, higher provisions for loan losses and associated expenses.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.  We are evaluating whether to participate in the Capital Purchase Program.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Results of Operations

Three Months ended September 30, 2008 and 2007

Overview

Our net income was $84,843 for the three months ended September 30, 2008, as compared to net income of $459,731 for the three months ended September 30, 2007.  Since we began operations in the first quarter of 2005, we have experienced significant growth, which has led to a substantial increase in revenues and expenses. For the three months ended September 30, 2008, we realized $5,633,612 in interest income, of which $603,894 was from investment activities and $5,029,718 was from loan activities.  For the three months ended September 30, 2007, we realized $6,153,137 in interest income, of which $476,312 was from investment activities and $5,676,825 was from loan activities.  Although we have grown rapidly to date, given current industry and market conditions, asset growth is not currently a primary goal for our company.  Our current strategic objectives are to preserve capital, manage loan growth, reduce portfolio concentration of construction and land development loans, manage portfolio risk, enhance credit management practices, improve margins, and lower our overall funding costs, primarily through the growth of core deposits.  As a result of our current focus, our interest and fees on loans decreased modestly during the quarter ended September 30, 2008 from the quarter ended September 30, 2007.

The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $2,994,547 and $3,413,663 for the three months ended September 30, 2008 and September 30, 2007, respectively.  This decrease in our interest expense was a result of decreased deposit rates due to the current rate environment.  We have experienced a decline in our net interest margin to 2.85% from 3.52% for the quarters ended September 30, 2008 and 2007, respectively.  The decline was due to the competitive pressure on commercial loan pricing and on deposit pricing, as well as changes in the overall interest rate environment.  On September 18, 2007, the Federal Reserve began to decrease short-term rates with an initial 50 basis point reduction and continued the decrease with an additional 275 basis points through the end of 2007 and the first nine months of 2008.  We had more assets, such as loans, than liabilities, such as deposits, that repriced down during the three months ended September 30, 2008, which contributed to the decline in our net interest margin.

Provision for Loan Losses

Our provision for loan losses for the three months ended September 30, 2008 was $160,000 compared to $362,000 for the comparable prior year period. The $202,000 decrease in 2008 compared to the same period in 2007 was the result of reduced loan production. The increase in gross loans outstanding was $4.8 million for the third quarter of 2008 as compared to an increase of $25.8 million for the third quarter of 2007.

Non-interest Income

We had non-interest income of $303,651 and $405,745 for the three months ended September 30, 2008 and 2007, respectively.  Mortgage origination fee income for the three months ended September 30, 2008 was $96,183.  We had $285,600 in mortgage origination fee income in the third quarter of 2007.  The decrease was the result of the overall decline in the demand for home mortgages due to the current economic conditions.  Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our non-interest income in the future.

Non-interest Expense

We incurred non-interest expense of $2,623,573 during the three months ended September 30, 2008.  Included in the expense was $1,222,884 of salaries and employee benefits, $193,808 of data processing expense, $226,202 of professional fees expense, $106,857 of advertising expense, $25,894 of expense related to office supplies, $42,107 of telephone expense and $56,000 of assessments related to FDIC.  The non-interest expense incurred in the three months ended September 30, 2007 was $2,158,732.  Included in the expense was $1,079,416 of salaries and employee benefits, $156,561 of data processing expense, $101,886 of professional fee expense, $100,217 of advertising expense, $29,094 of expense related to office supplies, $33,815 of telephone expense and $92,160 of assessments related to FDIC.

For the three months ended September 30, 2008, we incurred other fixed asset expenses of $178,108 in depreciation and $57,204 in equipment maintenance and rental.  For the three months ended September 30, 2007, we incurred other fixed asset expenses of $156,223 in depreciation and $25,637 in equipment maintenance and rental.  We incurred $155,979 and $110,853 in occupancy expense related to all of our office locations for the three months ended September 30, 2008 and 2007, respectively.

The increase in non-interest expense is the result of the addition of a new branch and personnel over the past year as well as expense related to customer growth at the new and existing branches.

Nine Months ended September 30, 2008 and 2007

Overview

Our net loss was $964,092 for the nine months ended September 30, 2008 as compared to net income of $1,130,232 for the nine months ended September 30, 2007.  Our net loss for the nine months ended September 30, 2008 is primarily due to an additional $1.9 million in provision for loan losses.  For the nine months ended September 30, 2008, we realized $17,587,516 in interest income, of which $2,006,557 was from investment activities and $15,580,959 was from loan activities.  For the nine months ended September 30, 2007, we realized $16,659,413 in interest income, of which $1,185,350 was from investment activities and $15,474,063 was from loan activities.   As discussed above, although we have grown rapidly to date, given current industry and market conditions, asset growth is not currently a primary goal for our company.  Our current strategic objectives are to preserve capital, manage loan growth, reduce portfolio concentration of construction and land development loans, manage portfolio risk, enhance credit management practices, improve margins, and lower our overall funding costs, primarily through the growth of core deposits.  As a result of our current focus, our interest and fees on loans increased modestly during the nine months ended September 30, 2008 from the quarter ended September 30, 2007.

The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $9,984,837 and $9,294,250 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  This increase in our interest expense was a result of increased levels of interest bearing deposits.  We have experienced a decline in our net interest margin to 2.75% from 3.48% for the nine months ended September 30, 2008 and 2007, respectively. As discussed above, the decline was due to the competitive pressure on commercial loan pricing and on deposit pricing, as well as that fact that in response to the Federal Reserve’s decreases to short term rates more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the twelve month period ended September 30, 2008.

Provision for Loan Losses

Our provision for loan losses for the nine months ended September 30, 2008 was $2,864,000 compared to $994,000 for the comparable prior year period. The $1.9 million increase in 2008 compared to the same period in 2007 was the result of the financing of purchases for several residential lots and the construction of several houses in a real estate development project on Lake Keowee, South Carolina (Oconee County) called Sweetwater.  The Bank has determined that these loans have been over-disbursed and that the associated houses on these properties will not be completed on schedule.  Although the construction loans are nearly fully funded, the houses are in various stages of completion.  The Bank has approximately $4.9 million in secured loans to 11 borrowers in this development.  The Bank has not yet taken any charge-offs but anticipates it will likely do so over the next several quarters. The Bank has designated $3.0 million of the allowance for loan losses to cover any potential loss associated with this matter.  The increase in gross loans outstanding was $17.7 million for the first three quarters of 2008 as compared to an increase of $72.0 million for the first three quarters of 2007.

Non-interest Income

We had non-interest income of $1,020,758 and $1,148,519 for the nine months ended September 30, 2008 and 2007, respectively.  Mortgage origination fee income for the nine months ended September 30, 2008 was $431,445.  We had $807,612 in mortgage origination fee income in the first three quarters of 2007.  The decrease was the result of the overall decline in the demand for home mortgages due to the current economic conditions.  Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our non-interest income in the future.

Non-interest Expense

We incurred non-interest expense of $7,172,829 during the nine months ended September 30, 2008.  Included in the expense was $3,685,615 of salaries and employee benefits, $561,206 of data processing expense, $357,990 of professional fees expense, $145,859 of advertising expense, $73,077 of expense related to office supplies, $111,970 of telephone expense and $162,500 of assessments related to FDIC.  The non-interest expense incurred in the nine months ended September 30, 2007 was $5,826,625.  Included in the expense was $3,119,877 of salaries and employee benefits, $415,575 of data processing expense, $224,897 of professional fee expense, $173,857 of advertising expense, $105,361 of expense related to office supplies, $105,565 of telephone expense and $146,044 of assessments related to FDIC.

For the nine months ended September 30, 2008, we incurred other fixed asset expenses of $539,454 in depreciation and $143,431 in equipment maintenance and rental.  For the nine months ended September 30, 2007, we incurred other fixed asset expenses of $437,451 in depreciation and $79,001 in equipment maintenance and rental.  We incurred $476,019 and $354,978 in occupancy expense related to all of our office locations for the nine months ended September 30, 2008 and 2007, respectively.

The increase in non-interest expense is the result of the addition of a new branch and personnel over the past year as well as expense related to customer growth at the new and existing branches.

Assets and Liabilities

General

At September 30, 2008, total assets increased 1.02% to $381.7 million as compared to $377.9 million at December 31, 2007.  Gross loans increased $17.7 million, or 5.83%, during the first nine months of 2008.  As described below, federal funds sold decreased to zero at September 30, 2008 compared to $33.7 million at December 31, 2007.  Cash and cash equivalents decreased $31.6 million, or 78.61%, since December 31, 2007.  As described below, deposits decreased $32.7 million, or 9.98%, during the first nine months of 2008.  At September 30, 2008, shareholders’ equity was $30.4 million.

Investment Securities

Investments available for sale increased by $19.0 million, or 76.28%, since December 31, 2007 due to the purchase and the related appreciation of government agency bonds and mortgaged-backed securities.  Since December 31, 2007 the rationale for the general change of investing in federal funds to investing in securities available for sale was to take advantage of higher earning rates and longer terms on the Bank’s investable funds.  As part of its investment portfolio, the Bank holds Freddie Mac and Fannie Mae debt securities which are guaranteed by the United States government.

Other Investments

Other investments increased by $683,400 since December 31, 2007 due to the purchase of additional FHLB stock.  All of the FHLB stock is used to collateralize advances from the FHLB.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio.  Gross loans increased by $17.7 million, or 5.83%, during the first nine months of 2008.  Loan demand has slowed during the first three quarters of 2008 due to general economic conditions and the real estate market.  We expect this trend to continue during the next several quarters.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	September 30, 2008	December 31, 2007
Real estate - construction	$133,605	$124,016
Real estate - mortgage	153,549	149,370
Commercial and industrial	30,599	26,095
Consumer and other	2,833	3,453
Total loans, gross	320,586	302,934
Less allowance for loan losses	(6,883)	(4,214)
Total loans, net	$313,703	$298,720

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At September 30, 2008, there were $8.7 million in loans that were non-accruing and $662,930 in loans that were 30 days past due and still accruing.  As described further below, this increase is primarily a result of the recent downturn in the real estate market.  At December 31, 2007, there were approximately $35,000 in loans that were non-accruing and about $725,000 in loans that were 30 days past due and still accruing.

Changes in the allowance for loan losses for were as follows:

	Three-months ended September 30, 2008	Three-months ended September 30, 2007
Balance, beginning of period	$6,745,000	$3,712,000
Provision charged to operations	160,000	362,000
Net charge-offs	22,000	—
Balance, end of period	$6,883,000	$4,074,000

	Nine-months ended September 30, 2008	Nine-months ended September 30, 2007
Balance, beginning of period	$4,214,000	$3,091,000
Provision charged to operations	2,864,000	994,000
Net charge-offs	195,000	11,000
Balance, end of period	$6,883,000	$4,074,000

Potential Problem Loans

Potential problem loans are loans that are not included in impaired loans (non-accrual loans or loans past due 90 days or more and still accruing), but about which management has become aware of information about possible credit problems of the borrowers that causes doubt about their ability to comply with current repayment terms.  At September 30, 2008 and December 31, 2007, the Company had identified $2.2 million and $1.6 million, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

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

Deposits

Our primary source of funds for loans and investments is our deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have rates comparable to those being offered for certificates of deposits in our local market.  As of September 30, 2008, total deposits had decreased by $32.7 million, or 9.98%, from December 31, 2007.  The largest percentage decrease in deposits was in savings which decreased $8.5 million, or 34.40%, from December 31, 2007 to September 30, 2008.  This was primarily the result of a run-off of money market accounts that had been established as temporary holding accounts for IRS section 1031 exchange transactions.  The second largest percentage decrease was in time deposits less than $100,000 which decreased $11.7 million, or 19.6%, from December 31, 2007 to September 30, 2008.  The decline in deposits was also affected by certain Bank deposit pricing methods that resulted in a decline in certificates and allowed us to shift a portion of our funding to FHLB advances and repurchase agreements, which together increased $25 million since December 31, 2007.  We anticipate that future deposit growth will be positive and will be sufficient to fund our anticipated loan growth.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	September 30, 2008	December 31, 2007
Non-interest bearing demand	$24,463	$24,464
Interest bearing demand	15,612	13,721
Savings	16,157	24,634
Time deposits less than $100,000	47,852	59,528
Time deposits of $100,000 or over	42,645	47,118
Brokered deposits	148,238	158,199
Total deposits	$294,967	$327,664

Federal Funds Purchased

Our increase in borrowed money is primarily related to a $9.5 million purchase of federal funds and securities sold under agreements to repurchase. The Company utilizes these sources as necessary to meet funding needs.

Subordinated Debt

During the third quarter of 2008, we commenced a subordinated debt offering to enhance and strengthen the levels of capital and liquidity at the holding company such that we could maintain the resources needed to maintain “well-capitalized” levels of regulatory capital at the bank. Through September 30, 2008, we raised $3.545 million in additional capital through the offering and another $780 thousand in October before we closed the offering on October 15, 2008.  The subordinated notes were sold to a limited number of purchasers in a private offering, bear an interest rate of 11.5%, are callable after September 30, 2011, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

Another aspect of EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2009.  At September 30, 2008 the Bank had time deposits of $100,000 or more of $42.6 million.  Approximately $33.7 million or 79.11% of these deposits would be covered under the new FDIC insurance coverage.

In addition, we anticipate participating the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of EESA.  This guarantee applies to the following transactions:

•                                         All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•                                         Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

All FDIC institutions are covered for the first 30 days at no cost.  After the initial 30 day period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

Advances from FHLB

Advances from FHLB are a source of funding that the Bank uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings.  At September 30, 2008, the Bank had received advances of $10.0 million from FHLB.

Repurchase Agreements

At September 30, 2008, the Bank had sold $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 2.21% and an average maturity of 93 months.  The maximum amount outstanding at any month-end was $30.0 million.  These agreements were secured with approximately $34.7 million of investment securities.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Individual and commercial deposits and borrowings are our primary source of funds for credit activities.  At September 30, 2008, we had lines of credit with unrelated banks totaling $20.5 million.  These lines, $15.5 million of which are unsecured, are available on a one-to-seven day basis for general corporate purposes.  We believe our liquidity sources are adequate to meet our operating needs as well as our construction commitments.  The level of liquidity is measured by the cash, cash equivalents and securities available for sale-to-total assets ratio, which was at 13.72% at September 30, 2008.

As members of the Federal Home Loan Bank of Atlanta, we have credit availability of up to 15% of the Bank’s total assets, which meant $47.4 million was available as of September 30, 2008.  Advances under this credit facility are subject to qualifying collateral.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2008, we had issued commitments to extend credit of $52.1 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

(dollar amounts in thousands)	September 30, 2008	December 31, 2007

Commitments to extend credit	$48,486	$49,343

Standby letters of credit	$3,621	$3,177

Capital Resources

Total shareholders’ equity decreased from $31.5 million at December 31, 2007 to $30.4 million at September 30, 2008.  The decrease is principally due to the net unrealized losses on securities available for sale of $197,795 (net of income taxes) and to the net loss for the nine months ended September 30, 2008 of $964,092.

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

The Bank exceeded the regulatory capital requirements at September 30, 2008 and December 31, 2007 as set forth in the following table.

	September 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to risk-weighted assets)	$32,557,000	9.31%	$30,102,000	8.92%
Total capital (to risk-weighted assets)	36,959,000	10.57	34,316,000	10.17
Tier 1 capital (to average assets)	32,557,000	8.53	30,102,000	8.26

We recently raised additional capital, in the form of subordinated notes, to bolster our capital and to support anticipated growth.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

Item 6.	Exhibits.

10.1	Subordinated Note Purchase Agreement, dated August 22, 2008, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 28, 2008).

10.2	Form of CommunitySouth Financial Corporation 11.5% Subordinated Note Due 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 28, 2008).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2008	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2008	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Subordinated Note Purchase Agreement, dated August 22, 2008, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 28, 2008).

10.2	Form of CommunitySouth Financial Corporation 11.5% Subordinated Note Due 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 28, 2008).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.