Form 10-K
period 2008-12-31
CommunitySouth Financial CORP
filed 2009-03-30
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2008

Commission file number: 333-117053

CommunitySouth Financial Corporation

(Name of small business issuer in its charter)

South Carolina	20-0934786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6602 Calhoun Memorial Highway
Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (864) 306-2540

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐       No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes  ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No   ☒

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2008 was $28,086,499.

The number of shares outstanding of the issuer’s common stock, as of March 23, 2009 was 4,698,697.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 2008	Part II (Items 6 and 7)

Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2009	Part III (Portions of Items 9-12 and 14)

Transitional Small Business Disclosure Format. (Check one):	Yes ☐ No☒

Part I

Item 1.  Description of Business.

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

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

•                  changes in technology;

•                  changes in monetary and tax policies;

•                  adequacy of the level of our allowance for loan losses;

•                  the rate of delinquencies and amounts of charge-offs;

•                  the rates of loan growth and the lack of seasoning of our loan portfolio;

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

General

CommunitySouth Financial Corporation was incorporated in South Carolina in March 2004 for purposes of operating as a bank holding company.  Our wholly-owned subsidiary, CommunitySouth Bank & Trust, commenced business on January 18, 2005, and is primarily engaged in the business of accepting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public.

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

Location and Service Area

Our main office is located at 6602 Calhoun Memorial Highway, Easley, South Carolina 29640.  Our telephone number is (864) 306-2540. Our site is approximately 1.2 acres in size, and the building is approximately 10,000 square feet. We have five full service branch sites in addition to the main office. The branch sites are in the towns of Anderson, Greenville, Greer, Mauldin and Spartanburg, South Carolina. Our full service branches service the entire upstate of South Carolina, which we refer to as the “Upstate,” but primarily the counties of Anderson, Greenville, Pickens and Spartanburg.  The Upstate is generally northwest portion of South Carolina along the I-85 corridor between Atlanta, Georgia and Charlotte, North Carolina.

Like much of the Upstate, Pickens County’s primary source of economic growth is manufacturing.  With its access to applied automobile materials research and technology at Clemson University and location in the automobile hub of the southeast, the area is also developing a reputation among leaders in the automobile industry.  Major employers in the area include Clemson University, Pickens County Schools, and Palmetto Health Alliance.

Anderson County is located along the I-85 corridor west of Pickens County. Significant industries in Anderson include manufacturers of automotive products, plastics, metal products, industrial machinery, publishing and textiles.

 Greenville County is located east of Pickens County and is South Carolina’s most populous county with over 407,000 residents. Greenville is also one of the state’s wealthiest counties, with a per capita income of $30,814 in 2005, compared to the state average of $27,185.  Greenville County is the home to more corporate headquarters than any other region in South Carolina.

Spartanburg County is also located east of Greenville County and has an economic history rooted in agriculture and textiles.  BMW Manufacturing Corporation calls Spartanburg home.  It began its assembly operation in Spartanburg in 1994.  The amenities and opportunities Spartanburg County offers are wide-ranging from housing, education, healthcare, shopping, recreation, and culture.  We believe these factors make the quality of life in the area attractive.  Additionally, Spartanburg’s mild climate and location and access to the mountains, the coast, and larger cities such as Atlanta and Charlotte add to the attractiveness of the area.

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

Employees

As of December 31, 2008, we had 80 full-time employees and 10 part-time employees.

SUPERVISION AND REGULATION

Both CommunitySouth Financial Corporation, and CommunitySouth Bank and Trust are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

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

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “CommunitySouth Bank and Trust - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends is subject to regulatory restrictions as described below in “CommunitySouth Bank and Trust– Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

CommunitySouth Bank and Trust

The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

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

All insured institutions must undergo regular on site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The FDIC Improvement Act (the “FDICIA”) also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

As of December 31, 2008, the bank was deemed to be “well capitalized.”

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

Insurance of Accounts and Regulation by the FDIC.   Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.   For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.   Effective April 1, 2009, assessments will take into account each institution’s reliance on secured liabilities and brokered deposits.   This will result in assessments ranging from 7 to 77.5 basis points.  We anticipate our future insurance costs to be higher than in previous periods.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We will participate in the TAGP and the DGP.

On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), more commonly known as the economic stimulus or economic recovery package.  The Recovery Act includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the Recovery Act imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the Treasury Department, until the TARP recipient has repaid the Treasury Department, which is now permitted under the Recovery Act without penalty and without the need to raise new capital, subject to the Treasury Department’s consultation with the recipient’s appropriate regulatory agency.

Further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

Item 1A.     Risk Factors.

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the Treasury Department’s CPP, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to EESA, the Treasury Department has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Treasury announced the CPP under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions.

In addition, the FDIC created the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  The TLGP has two components. First, the TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  Second, the TLGP includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We will participate in the TAGP and the DGP.

On February 17, 2009, the Recovery Act was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury Department’s TARP, which includes programs under TARP such as the CPP.

There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 89.0% of our interest income for the year ended December 31, 2008.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We are exposed to changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On September 7, 2008, the Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  On October 3, 2008,

EESA was signed into law, on October 14, 2008 the Treasury Department announced the CPP under EESA, and on February 17, 2009 the Recovery Act was signed into law.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.  See “Risk Factors – We are subject to extensive regulation that could restrict our activities” above.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2008, we paid $230,675 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new TLGP, the deposit insurance premium assessments paid by all banks will likely increase.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.

We may need to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to maintain our operations could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We depend heavily on out of market deposits as a source of funding.

As of December 31, 2008, 62.8% of our deposits were obtained from out of market sources.  To continue to have access to this source of funding, we are required to be classified as a “well capitalized” bank by the FDIC; whereas, if we only “meet” the capital requirement, we must obtain permission from the FDIC in order to continue utilizing this source of funding.

We are exposed to the possibility of technology failure.

                We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

We are dependent on key individuals and the loss of one or more of these key individuals could adversely affect our operations.

Allan Ducker, our chief executive officer, and David Miller, our president, have extensive and long-standing ties within our market area and substantial experience with our operations.  If we lose the services of Mr. Ducker and/or Mr. Miller, they would be difficult to replace and our business and development could be materially and adversely affected.  We maintain key man life insurance policies in the amount of $500,000, each on Mr. Ducker and Mr. Miller.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel.  Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel.  Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our business, results of operations, and financial condition.

The success of our maintaining our upstate franchise depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to operate.

To maintain our upstate franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets.  Competition for qualified management in the markets in which we operate is intense and there are a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy.  Our inability to identify, recruit, and retain talented personnel to manage offices effectively could materially adversely affect our business, financial condition, and results of operations.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2008, approximately $22.9 million of our loans, or 65% of our company’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 18 loans totaling approximately $6.8 million had loan-to-value ratios of 100% or more. At December 31, 2007, $24.1 million of our loans, or 76.7% of our company’s capital, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2008, approximately 89% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

Item 2.  Properties.

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

We have a ten year lease that begins upon occupancy of our West Spartanburg office.  The office will be located at 1600 John B. White, Sr. Boulevard, Spartanburg, S.C.  It is currently under construction.

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

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated (the bids prices have been adjusted for all stock splits):

2008	High	Low
First Quarter	$10.00	$7.30
Second Quarter	9.00	5.50
Third Quarter	7.00	2.53
Fourth Quarter	5.50	1.75

2007	High	Low
First Quarter	$18.00	$13.68
Second Quarter	15.90	12.75
Third Quarter	13.50	11.00
Fourth Quarter	11.40	8.55

Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 4,698,697 shares were outstanding as of December 31, 2008. We had approximately 908 shareholders of record as of March 23, 2009.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, CommunitySouth Bank & Trust, to pay dividends to us.  As a South Carolina state bank, the bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a dividend on its shares of common stock unless its surplus equals or exceeds its stated capital. At December 31, 2008, the bank had a deficit of $872,916.

The following table sets forth the equity compensation plan information at December 31, 2008.  All option and warrant information has been adjusted to reflect all prior stock splits and dividends.

Equity Compensation Plan Information

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	764,113	$7.08	222,613

Equity compensation plans not approved by security holders	171,404	$6.40	0

Total	935,517	$6.96	222,613

(1)          The shares available for issuance is currently set at 21% of our outstanding shares. On January 16, 2006 the company adopted a resolution that terminated the “evergreen” provision of the company’s 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the company.

(2)          Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for every two shares they purchased in the offering, up to a maximum of 10,000 shares per organizer.  The warrants are represented by separate warrant agreements.  The warrants vested on May 18, 2005, 120 days after the date of the opening of the bank, and they are exercisable in whole or in part during the 10 year period following that date.  If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6.  Selected Financial Data.

The information required by Item 6 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2008.

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.   There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 19, 2009.

Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 19, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 19, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 19, 2009.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 19, 2009.

Item 15.  Exhibits.

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

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-117053).

10.1	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on August 15, 2005).*

10.2	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust (incorporated by reference to Exhibit 10.6 of the Company’s Form SB-2, File No. 333-117053).

10.3	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company’s Form SB-2, File No. 333-117053).

10.4

Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.10 of the Company’s Form SB-2 as, File No. 333-117053).

10.5

Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.11 of the Company’s Form SB-2, File No. 333-117053).

10.6	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2004).*

10.7

Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and Trehel Corporation dated August 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on November 14, 2005).

10.8

Employment Agreement by and between C. Allan Ducker III and CommunitySouth Financial Corporation dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 5, 2009).*

10.9

Employment Agreement by and between David A. Miller and CommunitySouth Financial Corporation dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 5, 2009).*

10.10

Employment Agreement by and between John W. Hobbs and CommunitySouth Financial Corporation dated December 31, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 5, 2009).*

10.11	Amendment No. 1 to the CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement, adopted November 18, 2008.*

10.12	Subordinated Note Purchase Agreement, dated August 22, 2008 (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K filed August 28, 2008).*

10.13	Form of CommunitySouth Financial Corporation 11.5% Subordinated Note Due 2018 (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K filed August 28, 2008).*

13	Annual Report of the Company for the year ended 2008.

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

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

COMMUNITYSOUTH FINANCIAL CORPORATION

Date:	March 27, 2009	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Allan Ducker, III, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Larry Brotherton	Director	March 27, 2009
David Larry Brotherton

/s/ G. Dial Dubose	Director	March 27, 2009
G. Dial DuBose

/s/ C. Allan Ducker, III	Chief Executive Officer, Director	March 27, 2009
C. Allan Ducker, III

/s/ David W. Edwards	Director	March 27, 2009
David W. Edwards

/s/ R. Wesley Hammond	Director	March 27, 2009
R. Wesley Hammond

/s/ David A. Miller	President, Director	March 27, 2009
David A. Miller

/s/ John W. Hobbs	Chief Financial Officer and	March 27, 2009
John W. Hobbs	Principal Accounting Officer,
Director

/s/ Arnold J. Ramsey*	Director	March 27, 2009
Arnold J. Ramsey

/s/ W. Michael Riddle	Director	March 27, 2009
W. Michael Riddle

/s/ Joanne M. Rogers	Director	March 27, 2009
Joanne M. Rogers

/s/ B. Lynn Spencer	Director	March 27, 2009
B. Lynn Spencer

/s/ J. Neal Workman, Jr.	Director	March 27, 2009
J. Neal Workman, Jr.

/s/ Daniel E. Youngblood	Director	March 27, 2009
Daniel E. Youngblood

Exhibit Index

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-117053).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-117053).

4.1.

See Exhibits 3.1 and 3.2 for provisions in CommunitySouth Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-117053).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-117053).

10.1	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on August 15, 2005).*

10.2	Master Loan Purchase Agreement between Bank of Tennessee and CommunitySouth Bank and Trust (incorporated by reference to Exhibit 10.6 of the Company’s Form SB-2, File No. 333-117053).

10.3	Commercial Loan Agreement between Nexity Bank and Community Bancshares, Inc. dated July 26, 2004 (incorporated by reference to Exhibit 10.9 of the Company’s Form SB-2, File No. 333-117053).

10.4

Option and Agreement of Sale dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.10 of the Company’s Form SB-2 as, File No. 333-117053).

10.5

Ground Lease Agreement dated August 18, 2004 by and between CommunitySouth Bancshares, Inc. and Daniel E. Youngblood (incorporated by reference to Exhibit 10.11 of the Company’s Form SB-2, File No. 333-117053).

10.6	CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2004).*

10.7

Standard Form of Design-Build Agreement and General Conditions between CommunitySouth Bancshares, Inc. and Trehel Corporation dated August 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on November 14, 2005).

10.8

Employment Agreement by and between C. Allan Ducker III and CommunitySouth Financial Corporation dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 5, 2009).*

10.9

Employment Agreement by and between David A. Miller and CommunitySouth Financial Corporation dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 5, 2009).*

10.10

Employment Agreement by and between John W. Hobbs and CommunitySouth Financial Corporation dated December 31, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 5, 2009).*

10.11	Amendment No. 1 to the CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement, adopted November 18, 2008.*

10.12	Subordinated Note Purchase Agreement, dated August 22, 2008 (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K filed August 28, 2008).*

10.13	Form of CommunitySouth Financial Corporation 11.5% Subordinated Note Due 2018 (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K filed August 28, 2008).*

13	Annual Report of the Company for the year ended 2008.

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.