Form 10-Q
period 2009-03-31
CommunitySouth Financial CORP
filed 2009-05-15
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,698,697 shares of common stock, $0.01 par value per share, were issued and outstanding as of May 11, 2009.

CommunitySouth Financial Corporation

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents
Cash and due from bank	$7,879	$5,251
Federal funds sold	5,530	4,625
Total cash and cash equivalents	13,409	9,876
Investment securities, available for sale	49,880	47,602
Other investments, at cost	1,824	1,805
Loans, net	307,216	312,819
Accrued interest receivable	1,464	1,628
Property and equipment, net	4,591	4,618
Bank-owned life insurance	909	5,437
Other assets	5,677	4,031

Total assets	$384,970	$387,816

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$22,138	$22,162
Interest bearing	299,287	274,481
Total deposits	321,425	296,643
Repurchase agreements	30,000	30,000
Federal Home Loan Bank advances	—	25,000
Note payable	—	1,570
Subordinated debt	4,325	4,325
Accrued interest payable	669	1,406
Accrued expenses	242	193
Other liabilities	150	151

Total liabilities	356,811	359,288

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 10,000,000 shares authorized, 4,698,697 and 4,698,697 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	47	47
Additional paid-in capital	29,777	29,760
Accumulated other comprehensive income	141	491
Retained deficit	(1,806)	(1,770)
Total shareholders’ equity	28,159	28,528

Total liabilities and shareholders’ equity	$384,970	$387,816

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except share data)

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Interest income
Interest and fees on loans	$4,370	$5,518
Interest and dividends on investments	563	731
Total interest income	4,933	6,249

Interest expense	2,080	3,653

Net interest income	2,853	2,596

Provision for loan losses	1,305	125

Net interest income after provision for loan losses	1,548	2,471

Non-interest income
Mortgage origination fees	62	163
Gain on sale of securities	520	—
Other	232	207
Total non-interest income	814	370

Non-interest expense
Salaries and benefits	1,239	1,235
Data processing	222	191
Occupancy	171	162
Depreciation	180	181
Equipment maintenance and rental	42	48
Advertising	36	11
Professional fees	91	78
Office supplies	23	28
Telephone	37	36
FDIC assessments	96	53
Other	279	294
Total non-interest expense	2,416	2,317

Income (loss) before income taxes	(54)	524

Income tax expense (benefit)	(18)	183

Net income (loss)	$(36)	$341

Earnings (loss) per share
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$0.07

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,910,736

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three-month periods ended March 31, 2009 and March 31, 2008

(UNAUDITED)

(dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Income	(Defecit)	Equity	Income (Loss)
Balance at December 31, 2008	4,698,697	$47	$29,760	$491	$(1,770)	$28,528

Net income (loss)	—	—	—	—	(36)	(36)	$(36)

Other comprehensive income:

Unrealized loss on securities, net of income taxes of $63	—	—	—	(692)	—	(692)	(692)

Reclassification of realized losses	—	—	—	342	—	342	342

Total comprehensive income (loss)							$(386)

Stock option compensation	—	—	17	—	—	17

Balance at March 31, 2009	4,698,697	$47	$29,777	$141	$(1,806)	$28,159

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at December 31, 2007	4,698,697	$47	$29,691	$152	$1,581	$31,471

Net income	—	—	—	—	341	341	$341

Other comprehensive income:

Unrealized gain on securities, net of income taxes of $139	—	—	—	86	—	86	86

Total comprehensive income							$427

Stock option compensation	—	—	18	—	—	18

Balance at March 31, 2008	4,698,697	$47	$29,709	$238	$1,922	$31,916

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2009	2008
Operating activities
Net income (loss)	$(36)	$341
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	1,305	125
Stock option compensation	17	18
Appreciation of bank-owned life insurance	(48)	(56)
Gain on sale of securities	(520)	—
Depreciation	180	181
Deferred income tax benefit	(10)	(29)
Decrease in accrued interest receivable	164	332
Increase (decrease) in accrued interest payable	(737)	1,489
Increase (decrease) in accrued expenses	49	(173)
Increase in other assets	(1,699)	(34)
Increase (decrease) in other liabilities	(1)	8

Net cash provided by (used in) operating activities	(1,336)	2,202

Investing activities
Net (increase) decrease in loans outstanding	4,298	(7,111)
Sale of bank owned life insurance	4,576	—
Purchases of investment securities, net	(2,045)	(29,202)
Purchases of FHLB stock	(19)	(459)
Purchase of property and equipment	(153)	(79)

Net cash provided by (used in) investing activities	6,657	(36,851)

Financing activities
Net increase (decrease) in deposit accounts	24,782	(17,292)
Advances from FHLB	—	5,000
Repayment of FHLB	(25,000)	—
Increase in repurchase agreements	—	15,000
Repayment of Bank of Tennessee advance	(1,570)	—

Net cash provided by (used in) financing activities	(1,788)	2,708

Net increase (decrease) in cash and cash equivalents	3,533	(31,941)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,876	40,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,409	$8,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,343	$2,165
Income taxes	$—	$213

Schedule of non-cash transactions
Unrealized gains (losses) on investment securities, net of income taxes	$(692)	$86
Loans charged-off (recovered)	$(20)	$50

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation — The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and to general practices in the banking industry for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

CommunitySouth Financial Corporation

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the upstate region of South Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers.  The bank does have a concentration of loans classified as commercial real estate. These loans are especially susceptible to being adversely effected by the current economic downturn. The current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The commercial real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

Investment Securities — The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  The statement requires investments in equity and debt securities to be classified into three categories:

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

Other Investments — The Bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta (the “FHLB”).  Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings.  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.  The dividend received on this stock is included in interest and dividends on investments.

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

CommunitySouth Financial Corporation

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $18,090,000 and $13,172,000 million in impaired loans at March 31, 2009 and December 31, 2008, respectively.

Allowance for Loan Losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

Bank-Owned Life Insurance — The Company made the decision to sell these policies in order to help reduce assets, thereby improving the bank’s risk based capital ratio. During the quarter, the Company began the process of divesting of its key employee life insurance policies by selling policies at no gain or loss.  Income from these policies and changes in the net cash surrender value are currently recorded in non-interest income. The remaining policy which was sold in April is recorded in other assets at its net cash surrender value, or the amount that can be realized.

Advertising — Advertising, promotional, and other business development costs generally are expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

CommunitySouth Financial Corporation

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

Residential Loan Origination Fees — The Company offers residential loan origination services to its customers in its immediate market area.  The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents.  The Company receives fees for services it provides in conjunction with the origination services it provides.  The fees are recognized at the time the loans are closed by the Company’s correspondent.

Income Taxes — The consolidated financial statements have been prepared on the accrual basis.  When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).

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

Stock—based Compensation —The Company has adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plans.  The Company previously utilized the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equaled the market price on the date of grant.

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

Off-Balance Sheet Financial Instruments — In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

CommunitySouth Financial Corporation

Recently Issued Accounting Standards — The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the

CommunitySouth Financial Corporation

carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

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

The bank is subject to FDIC insurance premiums. Legislation has recently passed that will increase FDIC insurance premiums as well as implement an estimated $300,000 one time charge to the bank in 2009. It is unknown at this time if these charges will increase or decrease from their current proposed levels.

Reclassifications - Certain captions and amounts in the prior financial statements were reclassified to conform with the 2009 presentation.  Such reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 3 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
As of March 31, 2009	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$5,000	$4	$—	$5,004
Mortgage-backed	44,576	200	—	44,776
Marketable securities	100	—	—	100
Total available for sale	$49,676	$204	$—	$49,880

NOTE 4 — LEASES

The Company leases branch locations in Spartanburg, Mauldin, Anderson, Greer and Greenville as well as the loan operations center in Easley. The initial lease terms range from three to ten years with various renewal options. The minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years and in the aggregate are (dollars in thousands):

2009	$313
2010	428
2011	428
2012	441
2013	447
Thereafter	1,507
Total minimum future rental payments	$3,564

The loan operations center in Easley is leased from a partnership in which a Company director has a partnership interest.

NOTE 5 — RELATED PARTY TRANSACTIONS

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

CommunitySouth Financial Corporation

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company. The bank has a lease agreement for a pending branch location in Spartanburg. The completion of the branch is currently on hold due to the bank’s balance sheet restructuring and no growth policy. The bank is in negotiations with the landlord to alter the lease agreement. The lease is not material to the bank’s operations.

NOTE 7 — STOCK-BASED COMPENSATION

Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  In addition, the Company has adopted a stock option plan.  As of March 31, 2009 the Company has 756,463 outstanding options to employees and directors. On January 16, 2006 the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they typically vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the quarter ended March 31, 2009 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2008	764,113	$7.08	171,404	$6.40
Granted	650	2.50	—	—
Forfeited	8,300	7.13	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2009	756,463	7.08	171,404	6.40

The table set forth below summarizes non-vested stock options as of March 31, 2009.

		Fair
	Number	Value
Outstanding at December 31, 2008	51,810	$5.33
Granted	650	1.49
Vested	2,037	6.34
Forfeited	8,280	3.20
Outstanding at March 31, 2009	42,143	5.62

As of March 31, 2009, there was $190,806 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 38 months. As of December 31, 2008, there was $223,689 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which was expected to be recognized over a weighted average period of 42 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2009:  dividend yield of 0%, expected term of 10 years, risk-free interest rate of 0.25%, expected life of 10 years, and expected volatility of 52%.  The following assumptions were used for the 2008 estimates:  dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

CommunitySouth Financial Corporation

The following table summarizes information about stock options outstanding under the Company’s plans at March 31, 2009 and December 31, 2008.

March 31, 2009	Outstanding	Exercisable
Number of options	756,463	714,320
Weighted average remaining life	6.15 years	6.02 years
Weighted average exercise price	$7.08	$6.76
High exercise price	$16.80	$16.80
Low exercise price	$2.50	$6.40

December 31, 2008	Outstanding	Exercisable
Number of options	764,113	712,203
Weighted average remaining life	6.42 years	6.26 years
Weighted average exercise price	$7.08	$6.74
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

There were no options exercised during the quarter and thus no cash was received related to this type of transaction. There was no intrinsic value of options exercised during 2009 and 2008.

At March 31, 2009, all of the 171,404 warrants were exercisable and had an average remaining life of 5.80 years. At December 31, 2008, all of the 171,404 warrants were exercisable and had an average remaining life of 6.05 years.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Statement No. 157 at the beginning of our 2008 fiscal year.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that re subject to SFAS No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

CommunitySouth Financial Corporation

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March, 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities, available for sale	$49,880	$49,880	$—	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of March 31, 2009 for which a nonrecurring change in fair value has been recorded during the year ended March 31, 2009.

	Carrying Value at March, 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$16,675	$—	$16,675	$—
Other real estate owned	$1,685	$—	$1,685	$—

CommunitySouth Financial Corporation

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

•      changes in the securities markets; and

•      other risks and uncertainties detailed from time to time in our filings with the SEC.

The above risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and thus far in 2009, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

CommunitySouth Financial Corporation (the “Company”) is a bank holding company headquartered in Easley, South Carolina.  Our subsidiary, CommunitySouth Bank and Trust (the “Bank”), opened for business on January 18, 2005.  In addition to the main office in Easley, the Bank has five branch locations in the upstate region of South Carolina.  We opened our Mauldin branch in the fourth quarter of 2005, our Spartanburg branch in the first quarter of 2006, our Anderson branch in the third quarter of 2006, our Greer branch in the fourth quarter of 2006 and our Greenville branch in the third quarter of 2007.  The Bank provides banking services to domestic markets, principally in the Upstate of South Carolina.  The deposits of the Bank are insured by the FDIC.

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

We have approximately $45.5 million of acquisition and development (A&D) loans outstanding at March 31, 2009.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  Collateral for these types of loans normally consists of real estate.

Our outstanding A&D loans are located primarily in the Upstate of South Carolina and Western North Carolina.  The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in significant increases to our allowance for loan losses and significant increases in the corresponding expense charged to our provision for loan losses.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•      The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•      On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•      On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•      On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•      The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•      The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•      On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including our Company, that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

•      On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•      The Legacy Loan Program, in which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•      The Securities Program, which will be administered by the Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

Results of Operations

Three Months ended March 31, 2009 and 2008

Overview

Our net loss was $36,000 for the three months ended March 31, 2009 as compared to net income of $341,000 for the three months ended March 31, 2008.  For the three months ended March 31, 2009, we realized $4,933,000 in interest income, of which $563,000 was from investment activities and $4,370,000 was from loan activities.  For the three months ended March 31, 2008, we realized $6,249,000 in interest income, of which $731,000 was from investment activities and $5,518,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $2,080,000 and $3,653,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.  We have experienced an increase in our net interest margin to 3.05% from 2.81% for the quarters ended March 31, 2009 and 2008, respectively. The increase was a result of declining deposit costs.

Provision for Loan Losses

Our provision for loan losses for the three months ended March 31, 2009 was $1,305,000 compared to $125,000 for the comparable prior year period. This was a result of the general weakening of the economy and an analysis of our loan portfolio.  As noted earlier, we have approximately $45.5 of acquisition and development (A&D) loans outstanding at March 31, 2009.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in significant increases to our allowance for loan losses and significant increases in the corresponding expense charged to our provision for loan losses.  Charges to our provision for loan losses have increased $1.2 million (or 944%) compared to the first quarter of 2008 as a result of our evaluation of the deterioration in our asset quality.

Non-interest Income

We had non-interest income of $814,000 and $370,000 for the three months ended March 31, 2009 and 2008, respectively.  Mortgage origination fee income for the three months ended March 31, 2009 was $62,000.  We had $163,000 in mortgage origination fee income in the first quarter of 2008.  The decrease is due to our decreased volume in mortgage loan originations due to the current economic conditions and departmental restructuring.  We also had a gain on sale of available for sale securities of $520,000 for the three months ended March 31, 2009.

Non-interest Expense

We incurred non-interest expense of $2,416,000 during the three months ended March 31, 2009.  Included in the expense was $1,239,000 of salaries and employee benefits, $222,000 of data processing expense, $91,000 of professional fees expense, $36,000 of advertising expense, $23,000 of expense related to office supplies, $37,000 of telephone expense and $96,000 of assessments related to FDIC.  The non-interest expense incurred in the three months ended March 31, 2008 was $2,317,000.  Included in the expense was $1,235,000 of salaries and employee benefits, $191,000 of data processing expense, $78,000 of professional fee expense, $11,000 of advertising expense, $28,000 of expense related to office supplies, $36,000 of telephone expense and $53,000 of assessments related to FDIC.

For the three months ended March 31, 2009, we incurred other property and equipment expenses of $180,000 in depreciation and $42,000 in equipment maintenance and rental.  For the three months ended March 31, 2008, we incurred other property and equipment expenses of $181,000 in depreciation and $48,000 in equipment maintenance and rental.  We incurred $171,000 and $162,000 in occupancy expense related to all of our office locations for the three months ended March 31, 2009 and 2008, respectively.

The increase in non-interest expense is the result of the increased administrative expenses including FDIC assessments, advertising, professional fees, and data processing, resulting from an increase in customer volume.

Assets and Liabilities

General

At March 31, 2009, total assets decreased 0.7% to $385.0 million as compared to $387.8 million at December 31, 2008.  Gross loans decreased $4.3 million, or 1.3%, during the first three months of 2009.  As described below, federal funds sold increased to $5.5 million at March 31, 2009 compared to $4.6 million at December 31, 2008.  Cash and cash equivalents increased $3.5 million, or 35.8%, since December 31, 2008.  As described below, deposits increased $24.8 million, or 8.4%, during the first three months of 2009.  At March 31, 2009, shareholders’ equity was $28.2 million.

Investment Securities

Investments available for sale increased by $2.3 million, or 4.8%, since December 31, 2008 due to the purchase of and the appreciation related to government agency bonds and mortgaged-backed securities.

Other Investments

Other investments increased by $19,000 since December 31, 2008 due to the purchase of additional FHLB stock.  All of the FHLB stock is used to collateralize advances with the FHLB.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio.  Gross loans decreased by $4.3 million, or 1.3%, during the first three months of 2009.  Loan demand has slowed during the first quarter of 2009 due to general economic conditions and the real estate market, along with management’s decision to shrink the size of the bank’s loan portfolio, to help improve the bank’s risk based capital ratios. We expect this trend to continue during the next quarter.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	March 31, 2009	December 31, 2008
Real estate - construction	$125,397	$129,777
Real estate - mortgage	156,116	154,838
Commercial and industrial	32,209	33,303
Consumer and other	2,908	2,989
Total loans, gross	316,630	320,907
Less allowance for loan losses	(9,414)	(8,088)
Total loans, net	$307,216	$312,819

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect principal and/or interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At March 31, 2009, there were $16.7 million in loans that were non-accruing and $7.3 million in loans that were 30 days past due, excluding non-accrual loans.  At December 31, 2008, there were $9.9 million in loans that were non-accruing and $2.4 million in loans that were 30 days past due, excluding non-accrual loans.

We have approximately $45.5 of acquisition and development (A&D) loans outstanding at March 31, 2009.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  Collateral for these types of loans normally consists of real estate.

Our outstanding A&D loans are located primarily in the Upstate of South Carolina and Western North Carolina.  The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral

(real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in significant increases to our allowance for loan losses and significant increases in the corresponding expense charged to our provision for loan losses.

Changes in the allowance for loan losses for were as follows (dollars in thousands):

	Three-months ended March 31, 2009	Three-months ended March 31, 2008
Balance, beginning of period	$8,088	$4,214
Provision charged to operations	1,305	125
Net collections (charge-offs)	20	(50)
Balance, end of period	$9,413	$4,289

In April 2009, conditions warranted the bank to charged-off  $1.4 million of loans which had been previously identified and reserved for in the above allowance for loan losses as of March 31, 2009.

Impaired Loans

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $18,090,000 and $13,172,000 million in impaired loans at March 31, 2009 and December 31, 2008, respectively.

Potential Problem Loans

Potential problem loans are loans that are not included in impaired loans (non-accrual loans or loans past due 90 days or more and still accruing), but about which management has become aware of information about possible credit problems of the borrowers that causes doubt about their ability to comply with current repayment terms.  At March 31, 2009 and December 31, 2008, the Company had identified $1.9 million and $424,844, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Provision and Allowance for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level of the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market.

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

In addition, the current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.

Loans charged off as well as charges to our provision for loan losses adversely impact our regulatory capital levels.  Significant future charge-offs and charges to the provision for loan losses could cause us to fall below the level required to remain considered “well capitalized” under the appropriate regulatory standards.

Deposits

Our primary source of funds for loans and investments is our deposits.  We have chosen to obtain a portion of our certificates of deposit from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have rates comparable to those being offered for certificates of deposit in our local market.  As of March 31, 2009, total deposits had increased by $24.8 million, or 8.4%, from December 31, 2008.  The largest percentage increase was in brokered deposits, which increased $15.7 million, or 8.4%, from December 31, 2008 to March 31, 2009. This was due to the replacement of FHLB advances as noted below.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	March 31, 2009	December 31, 2008
Non-interest bearing demand	$22,138	$22,162
Interest bearing demand	21,360	16,449
Savings	16,522	14,461
Time deposits less than $100,000	32,589	32,112
Time deposits of $100,000 or over	26,799	25,161
Brokered deposits	202,017	186,298
Total deposits	$321,425	$296,643

Advances from Federal Home Loan Bank (FHLB)

Advances from FHLB are a source of funding that the Bank uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings.  At March 31, 2009, the Bank had no outstanding advances from FHLB. The bank replaced its outstanding FHLB advances with brokered certificates of deposit in order to extend maturities and remove the risk of the borrowings being called.

Repurchase Agreements

At March 31, 2009, the Bank had $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 3.24% and an average maturity of 87 months.  The maximum amount outstanding at any month-end was $30.0 million.  These agreements were secured with approximately $36.1 million of investment securities.

Subordinated Debt

At March 31, 2009, the Company had subordinated debt totaling $4.3 million.  The subordinated notes were sold during the third quarter of 2008 to a limited number of purchasers in a private offering, bear an interest rate of 11.5%, are callable after September 30, 2011, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the  acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Individual and commercial deposits and borrowings are our primary source of funds for credit activities.  At March 31, 2009, we had lines of credit with unrelated banks totaling $14.5 million.  These lines are available on a one-to-twenty day basis for general corporate purposes. These lines may be terminated at any time. We believe our liquidity sources are adequate to meet our operating needs.  The level of liquidity is measured by the cash, cash equivalents and securities available for sale divided by total assets and half of any outstanding loan commitments.  The Bank’s liquidity ratio at March 31, 2009 was 5.23%.

As members of the FHLB, we have credit availability of up to 15% of the Bank’s total assets. Advances under this credit facility are subject to qualifying collateral. Advances may be terminated and called at any time by the FHLB.

We also have credit availability through the Federal Reserve Discount Window.  As of March 31, 2009, $31.9 million was available, based on qualifying collateral. Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2009, we had issued commitments to extend credit of $31.1 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

(dollar amounts in thousands)	March 31, 2009	December 31, 2008

Commitments to extend credit	$28,085	$36,260

Standby letters of credit	$3,000	$3,488

Capital Resources

Total shareholders’ equity decreased from $28.5 million at December 31, 2008 to $28.2 million at March 31, 2009.  The decrease is principally due to the net loss for the period of $36,000 and changes in market value of available for sale securities.

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

The Bank exceeded the regulatory capital requirements at March 31, 2009 and December 31, 2008 as set forth in the following table (dollars in thousands).

	March 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to risk-weighted assets)	$30,903	9.43%	$30,836	8.92%
Total capital (to risk-weighted assets)	35,066	10.70	35,205	10.18
Tier 1 capital (to average assets)	30,903	7.85	30,836	7.98

The Company did apply for TARP as outlined above in the Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises section. However, after consideration of requirements, the Company withdrew its application. The bank is seeking to improve its capital ratios through the restructuring of its balance sheet, reduction of classified assets and investigation of external capital sources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

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

Date: May 15, 2009	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.