Form 10-Q
period 2009-06-30
CommunitySouth Financial CORP
filed 2009-08-14
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,698,697 shares of common stock, $0.01 par value per share, were issued and outstanding as of August 4, 2009.

CommunitySouth Financial Corporation

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets

Cash and cash equivalents
Cash and due from bank	$10,030	$5,251
Federal funds sold	21,072	4,625
Total cash and cash equivalents	31,102	9,876
Investment securities, available for sale	42,715	47,602
Other investments, at cost	1,599	1,805
Loans, net	297,399	312,819
Accrued interest receivable	1,285	1,628
Property and equipment, net	4,458	4,618
Bank-owned life insurance	—	5,437
Other real estate owned	3,132	415
Other assets	5,120	3,616

Total assets	$386,810	$387,816

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$22,439	$22,162
Interest bearing	301,049	274,481
Total deposits	323,488	296,643
Repurchase agreements	30,000	30,000
Federal Home Loan Bank advances	—	25,000
Note payable	—	1,570
Subordinated debt	4,325	4,325
Accrued interest payable	1,218	1,406
Accrued expenses	506	193
Other liabilities	2	151

Total liabilities	359,539	359,288

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 10,000,000 shares authorized, 4,698,697 and 4,698,697 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	47	47
Additional paid-in capital	29,793	29,760
Accumulated other comprehensive income	42	491
Retained earnings	(2,611)	(1,770)
Total shareholders’ equity	27,271	28,528

Total liabilities and shareholders’ equity	$386,810	$387,816

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands)

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
Interest income
Interest and fees on loans	$4,292	$4,980
Interest and dividends on investments	336	671
Total interest income	4,628	5,651

Interest expense – deposits and other borrowings	1,951	3,337

Net interest income	2,677	2,314

Provision for loan losses	1,500	2,579

Net interest income after provision for loan losses	1,177	(265)

Non-interest income
Mortgage origination fees	243	172
Other	198	228
Total non-interest income	441	400

Non-interest expense
Salaries and benefits	1,363	1,228
Data processing	249	177
Occupancy	168	157
Depreciation	182	180
Equipment maintenance and rental	36	39
Advertising	60	28
Professional fees	74	54
Office supplies	20	19
Telephone	38	33
FDIC assessment	271	54
Other	376	263
Total non-interest expense	2,837	2,233

Loss before income taxes	(1,219)	(2,097)

Income tax benefit	(414)	(707)

Net loss	$(805)	$(1,390)

Losses per share
Basic	$(0.17)	$(0.30)
Diluted	$(0.17)	$(0.30)

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,698,697

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands)

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
Interest income
Interest and fees on loans	$8,661	$10,498
Interest and dividends on investments	899	1,402
Total interest income	9,560	11,900

Interest expense deposits and other borrowings	4,031	6,990

Net interest income	5,529	4,910

Provision for loan losses	2,805	2,704

Net interest income after provision for loan losses	2,724	2,206

Non-interest income
Mortgage origination fees	305	335
Other	950	436
Total non-interest income	1,255	771

Non-interest expense
Salaries and benefits	2,603	2,463
Data processing	471	367
Occupancy	339	320
Depreciation	361	361
Equipment maintenance and rental	79	86
Advertising	97	39
Professional fees	165	132
Office supplies	42	47
Telephone	75	70
FDIC assessment	367	107
Other	654	558
Total non-interest expense	5,253	4,550

Loss before income taxes	(1,274)	(1,573)

Income tax benefit	(433)	(524)

Net loss	$(841)	$(1,049)

Losses per share
Basic	$(0.18)	$(0.22)
Diluted	$(0.18)	$(0.22)

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,698,697

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six month periods ended June 30, 2009 and June 30, 2008

(UNAUDITED)

(dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at December 31, 2008	4,698,697	$47	$29,760	$491	$(1,770)	$28,528

Net loss	—	—	—	—	(841)	(841)	$(841)

Other comprehensive income:

Unrealized gains (losses) on securities, net of income tax benefit of $203	—	—	—	(449)	—	(449)	(449)

Total comprehensive income (loss)							$(1,290)

Stock option compensation	—	—	33	—	—	33

Balance at June 30, 2009	4,698,697	$47	$29,793	$42	$(2,611)	$27,271

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at December 31, 2007	4,698,697	$47	$29,692	$152	$1,581	$31,472

Net income	—	—	—	—	(1,049)	(1,049)	$(1,049)

Other comprehensive income:

Unrealized gains (losses) on securities, net of income tax benefit of $369	—	—	—	(626)	—	(626)	(626)

Total comprehensive income							$(1,675)

Stock option compensation	—	—	34	—	—	34

Balance at June 30, 2008	4,698,697	$47	$29,726	$(474)	$532	$29,831

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Six months ended	Six Months ended
	June 30,	June 30,
	2009	2008
Operating activities
Net loss	$(841)	$(1,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,805	2,704
Stock option compensation	33	34
Sale (appreciation) of bank-owned life insurance	5,437	(100)
Depreciation	361	361
Deferred income tax expense (benefit)	17	(886)
Decrease in accrued interest receivable	343	337
Increase (decrease) in accrued interest payable	(188)	292
Increase (decrease) in accrued expenses	313	(185)
Decrease (increase) in other assets	(1,301)	45
Increase (decrease) in other liabilities	(149)	1,583

Net cash provided by operating activities	6,830	3,136

Investing activities
Net (increase) decrease in loans outstanding	9,898	(13,511)
Sale (purchases) of investment securities	4,218	(24,178)
Sale (purchases) of FHLB stock	206	(683)
Purchase of property and equipment	(201)	(129)

Net cash provided by (used in) investing activities	14,121	(38,501)

Financing activities
Net increase (decrease) in deposit accounts	26,845	(19,862)
Advances (repayments) from FHLB	(25,000)	10,000
Increase in repurchase agreements	—	15,000
Repayment of note payable	(1,570)	—

Net cash provided by financing activities	275	5,138

Net increase (decrease) in cash and cash equivalents	21,226	(30,227)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,876	40,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,102	$9,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,219	$6,696
Income taxes	$419	$363

Schedule of non-cash transactions
Unrealized gains / (losses) on investment securities, net of income taxes	$(449)	$(626)

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

Basis of Presentation — The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and to general practices in the banking industry for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2008 included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

Other Investments — CommunitySouth Bank and Trust, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta (“FHLB”).  Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings.  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.  The dividend received on this stock is included in interest and dividends on investments.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $23,097,000 and $13,172,000 in impaired loans at June 30, 2009 and December 31, 2008, respectively.

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

Bank-Owned Life Insurance — The Company made the decision to sell these policies in order to help reduce assets, thereby improving the Bank’s risk based capital ratio. During the first quarter of 2009, the Company began the process of divesting of its key employee life insurance policies by selling policies at no gain or loss.  Income from these policies and changes in the net cash surrender value are currently recorded in non-interest income. The final policy was sold in April 2009.

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

Earnings (loss) Per Share — Basic earnings (loss) per share represents the net income (loss) allocated to shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method.

Stock—based Compensation — The Company has adopted the fair value recognition provisions of the SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plans.  The Company previously utilized the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equaled the market price on the date of grant.

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

Recently Issued Accounting Standards — The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,”

where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (“OTTI”) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the financial statements.  Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  See Note 10 for Management’s evaluation of subsequent events.

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.  As discussed in more detail in Note 9, on June 29, 2009, the Bank entered into a Memorandum of Understanding (the “MOU”) with the Commissioner of Banking of the South Carolina State Board of Financial Institutions and the Regional Director of the FDIC’s Atlanta Regional Office.

The Bank is subject to FDIC insurance premiums. Legislation has recently passed that imposed a one time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009. This was expensed in June 2009 and will be paid September 30, 2009.

Reclassifications - Certain captions and amounts in the prior financial statements were reclassified to conform with the 2009 presentation.  Such reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 3 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
As of June 30, 2009	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed	42,551	175	111	42,615
Marketable securities	100	—	—	100
Total available for sale	$42,651	$175	$111	$42,715

NOTE 4 — LEASES

The Company leases branch locations in Spartanburg, Mauldin, Anderson, Greer and Greenville as well as the loan operations center in Easley. The initial lease terms range from three to ten years with various renewal options. The minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years and in the aggregate are (in thousands):

2009	$159
2010	320
2011	332
2012	345
2013	351
Thereafter	938
Total minimum future rental payments	$2,445

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company. The Bank has a lease agreement for a pending branch location in Spartanburg. The completion of the branch is currently on hold due to the Bank’s balance sheet restructuring. The Bank is in negotiations with the landlord to alter the lease agreement. The lease is not material to the Bank’s operations.

NOTE 7 — STOCK-BASED COMPENSATION

Upon completion of its initial public offering in 2005, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  In addition, the Company has adopted a stock option plan.  As of June 30, 2009 the Company has 769,713 outstanding options to employees and directors. On January 16, 2006 the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they typically vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the period ended June 30, 2009 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2008	764,113	$7.08	171,404	$6.40
Granted	13,900	2.74	—	—
Forfeited	8,300	7.13	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2009	769,713	7.00	171,404	6.40

The table set forth below summarizes non-vested stock options as of June 30, 2009.

		Fair
	Number	Value
Outstanding at December 31, 2008	51,810	$5.33
Granted	13,900	1.70
Vested	8,006	6.07
Forfeited	8,280	3.20
Outstanding at June 30, 2009	49,424	4.54

As of June 30, 2009, there was $192,072 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 38 months. As of December 31, 2008, there was $223,689 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which was expected to be recognized over a weighted average period of 42 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2009:  dividend yield of 0%, expected term of 10 years, risk-free interest rate of 0.25%, expected life of 10 years, and expected volatility of 55%.  The following assumptions were used for the 2008 estimates:  dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at June 30, 2009 and December 31, 2008.

June 30, 2009	Outstanding	Exercisable
Number of options	769,713	720,289
Weighted average remaining life	5.96 years	5.79 years
Weighted average exercise price	$7.00	$6.81
High exercise price	$16.80	$16.80
Low exercise price	$2.50	$2.50

December 31, 2008	Outstanding	Exercisable
Number of options	764,113	712,203
Weighted average remaining life	6.42 years	6.26 years
Weighted average exercise price	$7.08	$6.74
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

There were no options exercised during the quarter and thus no cash was received related to this type of transaction. There was no intrinsic value of options exercised during 2009 and 2008.

At June 30, 2009, all of the 171,404 warrants were exercisable and had an average remaining life of 5.56 years. At December 31, 2008, all of the 171,404 warrants were exercisable and had an average remaining life of 6.05 years.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value.  SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Investment Securities - The fair values of marketable equity securities are valued using quoted fair market prices.

Other Investments - The carrying value of non-marketable equity securities approximates the fair value since no ready market exists for the stocks.

Bank-owned Life Insurance - The cash surrender value of life insurance policies held by the Bank approximates fair values of the policies.

Loans receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Repurchase Agreements - The carrying value of these instruments is a reasonable estimate of fair value.

FHLB Advances - The carrying value of these instruments is a reasonable estimate of fair value.

Note Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Subordinated Debt - The carrying value of these instruments is a reasonable estimate of fair value.

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2009 are shown in the following table.

	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value
June 30, 2009
Financial Assets
Cash and due from banks	$10,030	$10,030
Federal funds sold	21,072	21,072
Investment securities, available for sale	42,715	42,715
Other investments	1,599	1,599
Loans, gross	307,087	322,754

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$62,655	$62,655
Certificates of deposit and other time deposits	260,833	261,944
Repurchase agreements	30,000	30,000
Subordinated debt	4,325	5,479

	June 30, 2009
(Dollars in thousands)	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$23,155	$—
Standby Letters of Credit	1,412	$—

The Company adopted SFAS No. 157 at the beginning of our 2008 fiscal year.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities, available for sale	$42,715	$42,715	$—	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of June 30, 2009 for which a nonrecurring change in fair value has been recorded during the year ended June 30, 2009.

	Carrying Value at June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$23,097	$—	$23,097	$—
Other real estate owned	3,132	—	3,132	—

NOTE 9 – RECENT REGULATORY DEVELOPMENTS

On June 29, 2009, the Bank entered into a MOU with the Commissioner of Banking of the South Carolina State Board of Financial Institutions and the Regional Director of the FDIC’s Atlanta Regional Office.  The MOU requires the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for maintaining a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an improved loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.

Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.  The MOU is characterized by the supervisory authorities as an informal action that is neither published nor made publicly available by the supervisory authorities and is used when circumstances warrant a milder form of action rather than a formal supervisory action.

NOTE 10 – SUBSEQUENT EVENTS

The Bank has evaluated events and transactions through our filing date for potential recognition or disclosure in the consolidated financial statements, and have determined there are no subsequent events to disclose.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	our rapid growth to date and short operating history;
•

reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•

our reliance on available secondary funding sources such as Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, sales of securities and loans, federal funds lines of credit from correspondent banks, and out-of-market time deposits, including in particular brokered deposits, to meet our liquidity needs;

•	our ability to raise capital or otherwise improve our capital ratios;
•	our ability to comply with the terms of the MOU between the Bank and its supervisory authorities within the timeframes specified;
•	the opening of additional full-service branches and the resulting pressure this could cause on our management team;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposits flows;
•	changes in monetary and tax policies;
•	the lack of seasoning of our loan portfolio, especially given our rapid loan growth;
•	the amount of our real estate based loans, and the weakness in the commercial real estate market;
•	adequacy of the level of our allowance for loan losses;
•	the rate of delinquencies and amounts of loans charged-off;
•	our efforts to raise capital or otherwise increase our regulatory capital ratios;
•	the effects of our efforts to raise capital on our balance sheet, liquidity, capital, and profitability;
•	increased funding costs due to market illiquidity, increased competition for funding, and/or regulatory requirements;
•	our ability to retain our existing customers, including our deposit relationships;
•

adverse changes in asset quality and resulting credit risk-related losses and expenses, including the risk of further impairment to the value of our collateral on loans for which we have already taken specific reserves;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and 2009, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

We have approximately $41.5 million of acquisition and development (A&D) loans outstanding at June 30, 2009.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  Collateral for these types of loans normally consists of real estate.

Our outstanding A&D loans are located primarily in the Upstate of South Carolina and Western North Carolina.  The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

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

The Bank is currently restructuring its balance sheet to reduce its risk weighted assets and improve capital ratios.  Since December 31, 2008, the Bank has converted all of its 20% risk weighted securities into 0% risk weighted securities, sold its 100% risk weighted BOLI policies, and implemented a loan reduction policy with regards to the loan portfolio. The Bank is strictly limiting new lending which, combined with normal payoffs and principal amortization, has resulted in a decrease in the loan portfolio of $13.2 million from December 31, 2008 to June 30, 2009. The effect of all of these actions has been to reduce risk weighted assets by $35 million from December 31, 2008 to June 30, 2009. Because the Bank is required to keep a minimum of 10% capital to risk weighted assets to remain well capitalized, this equates to $3.5 million in capital improvement.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•

The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

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

We are participating in both components of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  We have elected not to participate in the CPP.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Three Months ended June 30, 2009 and 2008

Overview

Our net loss was $805,000 for the three months ended June 30, 2009 as compared to net loss of $1,390,000 for the three months ended June 30, 2008.  Our net loss for the quarter is primarily due to an additional $1.5 million in provision for loan losses.  For the three months ended June 30, 2009, we realized $4,628,000 in interest income, of which $336,000 was from investment activities and $4,292,000 was from loan activities.  For the three months ended June 30, 2008, we realized $5,676,000 in interest income, of which $672,000 was from investment activities and $5,004,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $1,951,000 and $3,337,000 for the three months ended June 30, 2009 and June 30, 2008, respectively.  This decrease in our interest expense was a result of a decreased interest rate environment.  We have experienced an increase in our net interest margin to 2.87% from 2.54% for the quarters ended June 30, 2009 and 2008, respectively.  The increase was a result of declining deposit costs.

Provision for Loan Losses

Our provision for loan losses for the three months ended June 30, 2009 was $1,500,000 compared to $2,579,000 for the comparable prior year period.  The prior period provision included a specific reserve allocation of $2.5 million for a real estate development project on Lake Keowee, South Carolina.  Net of this specific allocation, the loan loss provision has increased due to continued deterioration in the overall quality of the loan portfolio, which is primarily a result of the downturn in the economy.

Non-interest Income

We had non-interest income of $441,000 and $376,000 for the three months ended June 30, 2009 and 2008, respectively.  Mortgage origination fee income for the three months ended June 30, 2009 was $243,000.  We had $172,000 in mortgage origination fee income in the second quarter of 2008.

Non-interest Expense

We incurred non-interest expense of $2,837,000 during the three months ended June 30, 2009.  Included in the expense was $1,363,000 of salaries and employee benefits, $249,000 of data processing expense, $74,000 of professional fees expense, $60,000 of advertising expense, $20,000 of expense related to office supplies, $38,000 of telephone expense and $271,000 of assessments related to FDIC.  Legislation has recently passed that imposed a one time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009.  This was expensed in June 2009 and will be paid September 30, 2009.   The non-interest expense incurred in the three months ended June 30, 2008 was $2,233,000.  Included in the expense was $1,228,000 of salaries and employee benefits, $177,000 of data processing expense, $54,000 of professional fee expense, $28,000 of advertising expense, $19,000 of expense related to office supplies, $33,000 of telephone expense and $54,000 of assessments related to FDIC.

For the three months ended June 30, 2009, we incurred other fixed asset expenses of $182,000 in depreciation and $36,000 in equipment maintenance and rental.  For the three months ended June 30, 2008, we incurred other fixed asset expenses of $180,000 in depreciation and $39,000 in equipment maintenance and rental.  We incurred $168,000 and $158,000 in occupancy expense related to all of our office locations for the three months ended June 30, 2009 and 2008, respectively.

The increase in non-interest expense is the result of the increased administrative expenses including FDIC assessments, advertising, professional fees, and data processing, resulting from an increase in customer volume.

Six Months ended June 30, 2009 and 2008

Overview

Our net loss was $841,000 for the six months ended June 30, 2009 as compared to net loss of $1,049,000 for the six months ended June 30, 2008.  Our net loss for the six months ended June 30, 2009 is primarily due to an additional $2.8 million in provision for loan losses.  For the six months ended June 30, 2009, we realized $9,560,000 in interest income, of which $899,000 was from investment activities and $8,661,000 was from loan activities.  For the six months ended June 30, 2008, we realized $11,900,000 in interest income, of which $1,402,000 was from investment activities and $10,498,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $4,031,000 and $6,990,000 for the six months ended June 30, 2009 and June 30, 2008, respectively.  This decrease in our interest expense was a result of a decreased interest rate environment.  We have experienced an increase in our net interest margin to 2.96% from 2.68% for the six months ended June 30, 2009 and 2008, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in the net interest income for the periods presented.

	Six Months Ended June 30, 2009 vs. 2008
	Increase (decrease) Due to
			Rate /
(Dollars in thousands)	Volume	Rate	Volume	Total
Interest Income
Loans	$201	$(1,999)	$(38)	$(1,836)
Investment securities (1)	2	(316)	(1)	(315)
Federal funds	2	(189)	(2)	(189)
Total Interest Income	$205	$(2,504)	$(41)	$(2,340)

Interest Expense
Deposits	$170	$194	$92	$456
Other borrowings	(53)	(3,389)	27	(3,415)
Total Interest Expense	$117	$(3,195)	$119	$(2,959)

Net Interest Income	$88	$691	$(160)	$619

(1)  For the purpose of this table, the investment securities include marketable and non-marketable securities.

Average Balances, Income and Expenses and Rate

The following table sets forth, for the six months ended June 30, 2009 and 2008, information related to the Company’s average balance sheet and its average yields on earning assets and average costs of interest-bearing liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding earning assets or interest-bearing liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average	Income /	Yield/	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$315,912	$8,661	5.53%	$309,990	$10,498	6.83%
Investment securities (2)	48,353	881	3.67%	48,264	1,195	4.99%
Federal funds sold and other	11,809	18	0.31%	11,678	207	3.57%
Total earning assets	376,074	9,560	5.13%	369,932	11,900	6.49%
Cash and due from banks	7,217			5,361
Premises and equipment	4,579			4,996
Other assets	9,384			10,450
Allowance for loan losses	(8,240)			(4,252)
Total assets	$391,456			$386,487

Liabilities
Interest-bearing liabilities:
Repurchase agreements	$30,000	486	3.27%	$27,033	307	2.29%
Federal funds purchased	441	1	0.46%	283	2	1.43%
Federal Home Loan Bank advances	10,856	72	1.34%	3,846	46	2.41%
Note Payable	497	7	2.84%	95	2	4.25%
Subordinated Debt	4,325	247	11.50%	—	—	—%
Interest-bearing transaction accounts	18,534	107	1.16%	15,892	108	1.37%
Savings deposits	15,981	118	1.49%	21,506	201	1.88%
Time deposits	256,027	2,993	2.36%	255,458	6,324	4.99%
Total interest-bearing liabilities	336,661	4,031	2.41%	324,113	6,990	4.35%
Demand deposits	22,416			23,403
Accrued interest and other liabilities	1,214			4,793
Total liabilities	360,291			352,309
Shareholders’ equity	31,165			34,178
Total liabilities and shareholders’ equity	$391,456			$386,487

Net interest income		$5,529			$4,910
Net interest spread			2.72%			2.14%
Net interest margin			2.96%			2.68%

(1)          There were $22.8 million and $6.9 million of loans in non-accrual status as of June 30, 2009 and 2008, respectively.  The effect of fees collected on loans for the six months ended June 30, 2009 and 2008 totaled $91,000 and $113,000, respectively, and increased the annualized yield on loans by 6 basis points from 5.47% for June 30, 2009 and by 7 basis points from 6.76% for June 30, 2008.  The effect of such fees on the annualized yield on earning assets was an increase of 5 basis points from 5.08% for June 30, 2009 and an increase of 6 basis points from 6.43% for June 30, 2008.  The effects of such fees on net interest spread were an increase of 5 basis points from 2.67% for June 30, 2009 and an increase of 6 basis points from 2.08% for June 30, 2008.  The effects of such fees on net interest margin were an increase of 4 basis points from 2.92% for June 30, 2009 and an increase of 7 basis points from 2.61% for June 30, 2008.

(2)      For the purpose of this table, the investment securities include marketable and non-marketable securities.

Provision for Loan Losses

Our provision for loan losses for the six months ended June 30, 2009 was $2,805,000 compared to $2,704,000 for the comparable prior year period. Charges to our provision for loan losses have remained stable compared to the six months ended June 30, 2008. The prior period provision included a specific reserve allocation of $2.5 million for a real estate development project on Lake Keowee, SC.  Net of this specific allocation, the loan loss provision has increased due to continued deterioration in the overall quality of the loan portfolio, which is primarily a result of the downturn in the economy.

Non-interest Income

We had non-interest income of $1,255,000 and $771,000 for the six months ended June 30, 2009 and 2008, respectively.  Mortgage origination fee income for the six months ended June 30, 2009 was $305,000.  We had $335,000 in mortgage origination fee income in the first two quarters of 2008.  The decrease is due to our decreased volume in mortgage loan originations due to the current economic conditions and departmental restructuring.  We also had a gain on sale of available for sale securities of $520,000 for the six months ended June 30, 2009.

Non-interest Expense

We incurred non-interest expense of $5,253,000 during the six months ended June 30, 2009.  Included in the expense was $2,603,000 of salaries and employee benefits, $471,000 of data processing expense, $165,000 of professional fees expense, $97,000 of advertising expense, $42,000 of expense related to office supplies, $75,000 of telephone expense and $367,000 of assessments related to FDIC.  Legislation has recently passed that imposed a one time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009.  This was expensed in June 2009 and will be paid September 30, 2009.  The non-interest expense incurred in the six months ended June 30, 2008 was $4,550,000.  Included in the expense was $2,463,000 of salaries and employee benefits, $367,000 of data processing expense, $132,000 of professional fee expense, $39,000 of advertising expense, $47,000 of expense related to office supplies, $70,000 of telephone expense and $107,000 of assessments related to FDIC.

For the six months ended June 30, 2009, we incurred other fixed asset expenses of $361,000 in depreciation and $79,000 in equipment maintenance and rental.  For the six months ended June 30, 2008, we incurred other fixed asset expenses of $361,000 in depreciation and $86,000 in equipment maintenance and rental.  We incurred $339,000 and $320,000 in occupancy expense related to all of our office locations for the six months ended June 30, 2009 and 2008, respectively.

The increase in non-interest expense is the result of the increased administrative expenses including FDIC assessments, advertising, professional fees, and data processing, resulting from an increase in customer volume.

Assets and Liabilities

General

At June 30, 2009, total assets decreased 0.3% to $386.8 million as compared to $387.8 million at December 31, 2008.  Gross loans decreased $13.8 million, or 4.3%, during the first six months of 2009.  As described below, federal funds sold increased to $21.1 million at June 30, 2009 compared to $4.6 million at December 31, 2008.  Cash and cash equivalents increased $21.2 million, or 214.9%, since December 31, 2008.  As described below, deposits increased $26.8 million, or 9.0%, during the first six months of 2009.  At June 30, 2009, shareholders’ equity was $27.3 million.

Investment Securities

Investments available for sale decreased by $4.9 million, or 10.27%, since December 31, 2008 due to portfolio restructuring.

Other Investments

Other investments decreased by $206,000 since December 31, 2008 due to the sale of FHLB stock.  All of the FHLB stock is used to collateralize advances from the FHLB.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio.  Gross loans decreased by $13.8 million, or 4.3%, during the first six months of 2009.  Loan demand has slowed during the first two quarters of 2009 due to general economic conditions and the real estate market, along with management’s decision to shrink the size of the Bank’s loan portfolio, to help improve the Bank’s risk based capital ratios. We expect this trend to continue during the next quarter.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	June 30, 2009	December 31, 2008
Real estate - construction	$97,378	$129,777
Real estate - mortgage	178,518	154,838
Commercial and industrial	28,685	33,303
Consumer and other	2,506	2,989
Total loans, gross	307,087	320,907
Less allowance for loan losses	(9,688)	(8,088)
Total loans, net	$297,399	$312,819

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect principal and/or interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At June 30, 2009, there were $22.8 million in loans that were non-accruing and $1.9 million in loans that were 30 days past due, excluding non-accrual loans.  At December 31, 2008, there were $9.9 million in loans that were non-accruing and $2.4 million in loans that were 30 days past due, excluding non-accrual loans.

The increase of $12.9 million in non-performing loans from December 31, 2008 to June 30, 2009 is related primarily to continued deterioration in the Bank’s overall acquisition and development (A&D) loan portfolio. The number of loans on non-accrual status increased from 30 at December 31, 2008 to 64 at June 30, 2009. The average non-accrual loan balance is $330,000 and $356,000 as of December 31, 2008 and June 30, 2009, respectively.  At June 30, 2009, 93% of the non-accrual loans were secured by real estate and $2.7 million of the allowance for loan loss has been specifically allocated to these relationships. This increase in non-performing loans is a direct result of the poor economic environment, as noted below, taking a toll on numerous borrowers’ ability to pay as scheduled. At this time, management is unable to determine the length of the economic downturn and therefore unable to determine the ultimate impact on the Bank’s A&D portfolio.

We have approximately $41.5 of A&D loans outstanding at June 30, 2009.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  Collateral for these types of loans normally consists of real estate.

Our outstanding A&D loans are located primarily in the Upstate of South Carolina and Western North Carolina.  The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.  Nevertheless, given the current economic environment, there is a risk of further impairment to the value of our collateral on these loans, which would require even further increases to our allowance for loan losses and in the corresponding expense charged to our provision for loan losses.

Impaired Loans

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $23.1 million and $13.2 million in impaired loans at June 30, 2009 and December 31, 2008, respectively.

Potential Problem Loans

Potential problem loans are loans that are not included in impaired loans (non-accrual loans or loans past due 90 days or more and still accruing), but about which management has become aware of information about possible credit problems of the borrowers that causes concern about their ability to comply with current repayment terms.  At June 30, 2009 and December 31, 2008, the Company had identified $18.1 million and $4.4 million, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

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

Although impaired loans have increased $12.9 million since December 31, 2008, the loan provision for the six months ended June 30, 2009 only increased $100,000 to $2.8 million compared to the six months ended June 30, 2008. However, while the current year provision is designated for overall portfolio deterioration, the prior year period contained a specific provision of $2.5 million for a single real estate development project on Lake Keowee, South Carolina.

Deposits

Our primary source of funds for loans and investments is our deposits.  We have chosen to obtain a portion of our certificates of deposit from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have been below those being offered for comparable certificates of deposit in our local market. Because of this, even though brokered deposits are interest sensitive, they have been considered a desirable source of funds. We cannot be assured that we will continue to have access to such funds. See further discussion in the liquidity section. As of June 30, 2009, total deposits had increased by $26.8 million, or 9.0%, from December 31, 2008.  The largest percentage increase was in brokered deposits, which increased $16.6 million, or 8.9%, from December 31, 2008 to June 30, 2009. This was due to the replacement of FHLB advances as noted below.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	June 30, 2009	December 31, 2008
Non-interest bearing demand	$22,439	$22,162
Interest bearing demand	22,779	16,449
Savings	17,437	14,461
Time deposits less than $100,000	31,760	32,112
Time deposits of $100,000 or over	26,153	25,161
Brokered deposits	202,920	186,298
Total deposits	$323,488	$296,643

During the period between December 31, 2008 and June 30, 2009, as brokered deposits matured, the Bank moved all brokered deposits from 3 month maturities into 15 to 18 month maturities in order to lock in funding sources. This extension of maturities removed the possibility of funding issues related to brokered deposits for the next 15 months. Given the current economic environment, management believes this was prudent liquidity management. At the time, due to downward market rate changes, this funding design resulted in a slight decrease in interest expense related to brokered deposits. The average cost of brokered funds in the quarter ending June 30, 2009 was 1.97%.

Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)

		After	After
		Three	Six
	Within	Through	Through	After
	Three	Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
June 30, 2009
Brokered deposits	$6,879	$—	$21,269	$174,772	$202,920
Other certificates of deposit of $100,000 or more	6,831	11,338	7,008	977	26,153
Total	$13,710	$11,338	$28,777	$175,749	$229,073

December 31, 2008
Brokered deposits	$186,298	$—	$—	$—	$186,298
Other certificates of deposit of $100,000 or more	1,782	11,231	10,494	1,655	25,162
Total	$188,080	$11,231	$10,494	$1,655	$211,460

Of the Company’s time deposits of $100,000 or over as of June 30, 2009 and December 31, 2008, 5.98% and 88.95% are scheduled maturities within three months, respectively. As of June 30, 2009 and December 31, 2008, 23.50% and 99.22%, respectively, of the Company’s time deposits of $100,000 or over had maturities within twelve months.

Advances from Federal Home Loan Bank (“FHLB”)

Advances from FHLB are a source of funding that the Bank uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings.  At June 30, 2009, the Bank had no outstanding advances from FHLB. The Bank replaced $25 million of outstanding FHLB advances with an average maturity of two months and average cost of 1.49% as of December 31, 2008 with brokered certificates of deposit with an average maturity of 14 months and cost of 2.25% as of June 30, 2009 in order to extend maturities and remove the risk of the borrowings being called.

Repurchase Agreements

At June 30, 2009, the Bank had sold $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 3.24% and an average maturity of 84 months.  The maximum amount outstanding at any month-end was $30.0 million.  These agreements were secured with approximately $36.1 million of investment securities.

Subordinated Debt

At June 30, 2009, the Company had subordinated debt totaling $4.3 million.  The subordinated notes were sold during the third quarter of 2008 to a limited number of purchasers in a private offering, bear an interest rate of 11.5%, are callable after September 30, 2011, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the  acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash, federal funds and investments available for sale are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Historically, individual and commercial deposits have been our primary source of funds for credit activities. These include brokered deposits, which comprised 63% of our deposit base as of June 30, 2009. These have proven to be a reliable source of funds. However, access to the brokered deposit market could be curtailed if the Bank were to fall to a “less than well capitalized” status unless we are able to obtain FDIC approval to renew the brokered deposits, which is unlikely given the current regulatory environment. This would not have any liquidity impact in the short term due to the extended maturities of the brokered deposits, but it could cause long term funding issues. If access to the brokered deposit market were to become unavailable, the Bank would be required to replace those funds with the combination of FHLB advances, Federal Reserve Discount Window borrowings and local deposits. The Federal Reserve and FHLB borrowings would require pledging additional collateral. At this time, we believe these are viable alternatives. The Bank is currently reducing the loan portfolio which is helping to increase liquidity. Loans have decreased by $13.8 million from December 31, 2008 to June 30, 2009 primarily due to payoffs and amortization. We expect this trend to continue during the coming year. See the section entitled “Overview” for more information on the risk weighted asset restructuring policy. Deposit balances, net of brokered deposits, have increased $10.2 million from December 31, 2008 to June 30, 2009. We expect this trend to continue due to our change in focus from loan growth to deposit growth. However, this cannot be assured. We anticipate that our funding cost and funding mix will remain stable.

The level of liquidity is measured by the cash, cash equivalents and securities available for sale-to-total assets ratio, which was at 8.41% at June 30, 2009. We anticipate that this will increase with the combination of deposit growth and shrinkage of assets.

In addition to our on balance sheet sources of funds, we also rely on off-balance sheet lines of credit. At June 30, 2009, we had lines of credit with unrelated banks totaling $14.5 million.  These lines, $9.5 million of which are unsecured, are available on a one-to-seven day basis for general corporate purposes.  These lines may be terminated at any time based on our financial condition, although we believe that not to be the case. As members of the FHLB, we have credit availability of up to 15% of the Bank’s total assets. Advances under this credit facility are subject to qualifying collateral. Advances may be terminated and called at any time by the FHLB, although we believe that not to be the case. We also have credit availability through the Federal Reserve Discount Window.  As of June 30, 2009, $23.9 million was available, based on qualifying collateral. Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, although we believe that not to be the case.

We believe our liquidity sources are adequate to meet our short and long term operating needs.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2009, we had issued commitments to extend credit of $24.6 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

(dollar amounts in thousands)	June 30, 2009	December 31, 2008

Commitments to extend credit	$23,155	$36,260

Letters of credit	$1,412	$3,488

Capital Resources

Total shareholders’ equity decreased from $28.5 million at December 31, 2008 to $27.3 million at June 30, 2009.  The decrease is principally due to the net unrealized losses on securities available for sale of $449,000 (net of income taxes) and to the net loss for the six months ended June 30, 2009 of $841,000.

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

The Bank exceeded the regulatory capital requirements at June 30, 2009 and December 31, 2008 as set forth in the following table (dollars in thousands).

	June 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to risk-weighted assets)	$29,352	9.46%	$30,836	8.92%
Total capital (to risk-weighted assets)	33,304	10.73	35,205	10.18
Tier 1 capital (to average assets)	29,352	7.57	30,836	7.98

The Bank’s capital ratios have improved primarily through balance sheet restructuring as noted in the Overview section.

The Company did apply for TARP as outlined above in the Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises section. However, after consideration of requirements, the Company withdrew its application. The Bank is seeking to continue to improve its capital ratios through the restructuring of its balance sheet, reduction of classified assets and investigation of external capital sources.

Recent Regulatory Developments

On June 29, 2009, the Bank entered into a MOU with the Commissioner of Banking of the South Carolina State Board of Financial Institutions and the Regional Director of the FDIC’s Atlanta Regional Office.  The MOU requires the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for maintaining a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an improved loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.

Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.  The MOU is characterized by the supervisory authorities as an informal action that is neither published nor made publicly available by the supervisory authorities and is used when circumstances warrant a milder form of action rather than a formal supervisory action.

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

Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the creditworthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Please see “Allowance for Loan Losses” for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience; and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

We calculate the allowance for loan losses for specific types of loans (excluding mortgage loans held for sale) and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Significant individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation.

Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced.  These loans, however, are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing, or liquidation of assets.

In these situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculations described below and is assigned a specific reserve.  We calculate specific reserves on those impaired loans exceeding $250,000.  These reserves are based on a thorough analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows or, in rare cases, the market value of the loan itself.

Generally, for larger collateral dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral.  However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value.  The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed.  The credit risk management group periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.

General Reserve

We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types such as:  real estate, commercial, consumer, A&D/construction and mortgage.  We apply our historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

We also maintain a general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance.  This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to:  changes in delinquent loan trends, trends in risk grades and net chargeoffs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to Vote of Security Holders.

There was one matter submitted to a vote of security holders during the three months ended June 30, 2009 at our annual meeting of shareholders held on May 19, 2009.

Proposal #1 — Election of Class II Directors

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

The Class II directors were up for reelection at this year’s annual meeting held on May 19, 2009.  Each of the existing Class II directors were re-elected at the annual meeting for a three-year term expiring at the 2012 annual meeting of shareholders.  For Mr. Miller, 2,798,984 votes were cast in favor of his reelection as director with 14,721 abstained.  For Mr. Brotherton, 2,797,365 votes were cast in favor of his reelection as director with 16,340 abstained.  For Mr. Ramsey, 2,686,180 votes were cast in favor of his reelection as director with 127,525 abstained. For Mr. Workman, 2,798,984 votes were cast in favor of his election as a director with 14,721 abstained.  The terms of the Class III directors will expire at the 2010 annual shareholders meeting, and the terms of the Class I directors will expire at the 2011 annual shareholders meeting.

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

Date: August 14, 2009	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.