Form 10-Q
period 2009-09-30
CommunitySouth Financial CORP
filed 2009-10-26
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

4,698,697 shares of common stock, $0.01 par value per share, were issued and outstanding as of October 22, 2009.

CommunitySouth Financial Corporation

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents
Cash and due from bank	$6,618	$5,251
Federal funds sold	14,918	4,625
Total cash and cash equivalents	21,536	9,876
Investment securities, available for sale	113,964	47,602
Other investments, at cost	1,599	1,805
Loans, net	282,634	312,819
Accrued interest receivable	1,536	1,628
Property and equipment, net	4,051	4,618
Bank-owned life insurance	—	5,437
Other real estate owned	7,011	415
Repossessed collateral	1,407	—
Other assets	5,820	3,616

Total assets	$439,558	$387,816

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$22,142	$22,162
Interest bearing	355,672	274,481
Total deposits	377,814	296,643
Repurchase agreements	30,000	30,000
Federal Home Loan Bank advances	—	25,000
Note payable	—	1,570
Subordinated debt	4,325	4,325
Accrued interest payable	1,450	1,406
Accrued expenses	368	193
Other liabilities	3	151

Total liabilities	413,960	359,288

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 10,000,000 shares authorized, 4,698,697 and 4,698,697 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	47	47
Additional paid-in capital	29,812	29,760
Accumulated other comprehensive income	484	491
Retained earnings	(4,745)	(1,770)
Total shareholders’ equity	25,598	28,528

Total liabilities and shareholders’ equity	$439,558	$387,816

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands)

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
Interest income
Interest and fees on loans	$4,270	$5,030
Interest and dividends on investments	561	604
Total interest income	4,831	5,634

Interest expense – deposits and other borrowings	2,145	2,995

Net interest income	2,686	2,639

Provision for loan losses	3,500	160

Net interest income (loss) after provision for loan losses	(814)	2,479

Non-interest income
Mortgage origination fees	197	96
Other	213	208
Total non-interest income	410	304

Non-interest expense
Salaries and benefits	1,344	1,223
Data processing	225	194
Occupancy	170	156
Depreciation	190	178
Equipment maintenance and rental	55	57
Advertising	64	107
Professional fees	73	226
Office supplies	20	26
Telephone	35	42
FDIC assessment	135	56
Other	514	359
Total non-interest expense	2,825	2,624

Income (loss) before income taxes	(3,229)	159

Income tax expense (benefit)	(1,095)	74

Net income (loss)	$(2,134)	$85

Earnings (losses) per share
Basic	$(0.45)	$0.02
Diluted	$(0.45)	$0.02

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,698,697

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands)

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Interest income
Interest and fees on loans	$12,931	$15,581
Interest and dividends on investments	1,460	2,007
Total interest income	14,391	17,588

Interest expense – deposits and other borrowings	6,176	9,985

Net interest income	8,215	7,603

Provision for loan losses	6,305	2,864

Net interest income after provision for loan losses	1,910	4,739

Non-interest income
Mortgage origination fees	502	431
Other	1,163	590
Total non-interest income	1,665	1,021

Non-interest expense
Salaries and benefits	3,946	3,686
Data processing	696	561
Occupancy	509	476
Depreciation	552	539
Equipment maintenance and rental	133	143
Advertising	161	146
Professional fees	239	358
Office supplies	62	73
Telephone	110	112
FDIC assessment	502	163
Other	1,168	916
Total non-interest expense	8,078	7,173

Loss before income taxes	(4,503)	(1,413)

Income tax benefit	(1,528)	(449)

Net loss	$(2,975)	$(964)

Losses per share
Basic	$(0.63)	$(0.21)
Diluted	$(0.63)	$(0.21)

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,698,697

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six month periods ended September 30, 2009 and September 30, 2008

(UNAUDITED)

(dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at December 31, 2008	4,698,697	$47	$29,760	$491	$(1,770)	$28,528

Net loss	—	—	—	—	(2,975)	(2,975)	$(2,975)

Other comprehensive income:

Unrealized gains (losses) on securities, net of income tax	—	—	—	(7)	—	(7)	(7)

Total comprehensive income (loss)							$(2,982)

Stock option compensation	—	—	52	—	—	52

Balance at September 30, 2009	4,698,697	$47	$29,812	$484	$(4,745)	$25,598

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at December 31, 2007	4,698,697	$47	$29,691	$152	$1,581	$31,471

Net loss	—	—	—	—	(964)	(964)	$(964)

Other comprehensive income:

Unrealized gains (losses) on securities, net of income tax	—	—	—	(198)	—	(198)	(198)

Total comprehensive income(loss)							$(1,162)

Stock option compensation	—	—	51	—	—	51

Balance at September 30, 2008	4,698,697	$47	$29,742	$(46)	$617	$30,360

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Nine months ended	Nine Months ended
	September 30,	September 30,
	2009	2008
Operating activities
Net income loss	$(2,975)	$(964)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	6,305	2,864
Stock option compensation	52	51
Sale (appreciation) of bank-owned life insurance	5,437	(156)
Depreciation	552	539
Deferred income tax benefit	(1,948)	(827)
Decrease in accrued interest receivable	92	610
Increase (decrease) in accrued interest payable	44	(1,804)
Increase (decrease) in accrued expenses	175	(154)
Increase in other assets	(264)	(58)
Increase (decrease) in other liabilities	(148)	13
Loss on sale of fixed assets	1	—

Net cash provided by operating activities	7,323	114

Investing activities
Net (increase) decrease in loans outstanding	15,877	(18,402)
Purchases of investment securities	(66,362)	(24,178)
Maturities of investment securities	—	4,880
Sale (purchases) of FHLB stock	206	(684)
Disposal (purchase) of property and equipment	15	(202)

Net cash used in investing activities	(50,264)	(38,586)

Financing activities
Net increase (decrease) in deposit accounts	81,171	(32,696)
Advances (repayments) from FHLB	(25,000)	10,000
Increase in repurchase agreements	—	15,000
Increase in line of credit	—	1,570
Increase in subordinated debt	—	3,545
Increase in federal funds purchased	—	9,491
Repayment of note payable	(1,570)	—

Net cash provided by financing activities	54,601	6,910

Net increase (decrease) in cash and cash equivalents	11,660	(31,562)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,876	40,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,536	$8,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,132	$11,789
Income taxes	$419	$483

Schedule of non-cash transactions
Unrealized gains / (losses) on investment securities, net of income taxes	$(7)	$(198)
Transfers to other real estate owned	$6,596	$—
Transfers to repossessed collateral	$1,407	$—

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

Basis of Presentation — The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and to general practices in the banking industry for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2008 included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”).

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Management has determined that there is no concentration of credit risk associated with its lending policies.

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

Investment Securities — The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (FASB ASC 32-10-05, 15, 25, 35, 45, 50, 55) (“SFAS 115”).  The statement requires investments in equity and debt securities to be classified into three categories:

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

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (FASB ASC 310-10-35) (“SFAS 114”), loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful.  A loan is also considered impaired if its terms are modified in a troubled debt restructuring.  Impaired loans are placed in non-performing status, and future payments are applied to principal until such time as collection of the obligation is no longer doubtful. Interest accrual resumes only when loans return to performing status.  To return to performing status, loans must be fully current, and continued timely payments must be a reasonable expectation.  Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated.  When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income.  Cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $34,769,000 and $13,172,000 in impaired loans at September 30, 2009 and December 31, 2008, respectively.

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

Income Taxes — The consolidated financial statements have been prepared on the accrual basis.  When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (FASB ASC 740) (“SFAS 109”).

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FASB ASC 740) (“FIN 48”) to clarify the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company implemented the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Stock—based Compensation — The Company has adopted the fair value recognition provisions of the SFAS No. 123(R), “Share-Based Payment” (FASB ASC 718), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plans.  The Company previously utilized the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equaled the market price on the date of grant.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the

Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

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

The Bank is subject to FDIC insurance premiums. Legislation has recently passed that imposed a one time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009. This was expensed in June 2009 and was paid September 30, 2009.

Reclassifications - Certain captions and amounts in the prior financial statements were reclassified to conform with the 2009 presentation.  Such reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 3 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
As of September 30, 2009	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed	113,132	787	55	113,864
Marketable securities	100	—	—	100
Total available for sale	$113,232	$787	$55	$113,964

The table below summarizes gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2009	Value	Loss	Value	Gain/(Loss)	Value	Gain/(Loss)
Available for sale
(dollars in thousands)
Mortgage-backed	$35,958	$55	$—	$—	$35,958	$55
Total Available for sale	$35,958	$55	$—	$—	$35,958	$55

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

2009	$80
2010	320
2011	332
2012	345
2013	351
Thereafter	938
Total minimum future rental payments	$2,366

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

NOTE 7 — STOCK-BASED COMPENSATION

Upon completion of its initial public offering in 2005, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  In addition, the Company has adopted a stock option plan.  As of September 30, 2009 the Company has 754,320 outstanding options to employees and directors. On January 16, 2006 the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they typically vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the period ended September 30, 2009 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2008	764,113	$7.08	171,404	$6.40
Granted	16,100	2.64	—	—
Forfeited	25,893	6.44	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2009	754,320	7.01	171,404	6.40

The table set forth below summarizes non-vested stock options as of September 30, 2009.

		Fair
	Number	Value
Outstanding at December 31, 2008	51,810	$5.34
Granted	16,100	1.51
Vested	10,392	5.96
Forfeited	10,930	2.68
Outstanding at September 30, 2009	46,588	4.50

As of September 30, 2009, there was $189,445 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 34 months. As of December 31, 2008, there was $223,689 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which was expected to be recognized over a weighted average period of 42 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2009:  dividend yield of 0%, expected term of 10 years, risk-free interest rate equal to the 10-year treasury rate on the respective grant date, and expected life of 10 years.  Expected volatility is derived from the most recent actual historical volatility of South Carolina institutions available at the time of the grant.  The following assumptions were used for the 2008 estimates:  dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

The following table summarizes information about stock options outstanding under the Company’s plans at September 30, 2009 and December 31, 2008.

September 30, 2009	Outstanding	Exercisable
Number of options	754,320	707,732
Weighted average remaining life	5.71 years	5.57 years
Weighted average exercise price	$7.00	$6.83
High exercise price	$16.80	$16.80
Low exercise price	$2.00	$7.00

December 31, 2008	Outstanding	Exercisable
Number of options	764,113	712,303
Weighted average remaining life	6.42 years	6.26 years
Weighted average exercise price	$7.08	$6.74
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

There were no options exercised during the quarter and thus no cash was received related to this type of transaction. There was no intrinsic value of options exercised during 2009 and 2008.

At September 30, 2009, all of the 171,404 warrants were exercisable and had an average remaining life of 5.30 years. At December 31, 2008, all of the 171,404 warrants were exercisable and had an average remaining life of 6.05 years.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (FASB ASC 825-10-50) (“SFAS 107”), requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value.  SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

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

Securities Available for Sale — Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Investments - The carrying value of non-marketable equity securities approximates the fair value since no ready market exists for the stocks.

Loans receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

Foreclosed assets — Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Repurchase Agreements - The carrying value of these instruments is a reasonable estimate of fair value.

Subordinated Debt - The carrying value of these instruments is a reasonable estimate of fair value.

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2009 are shown in the following table.

	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value
September 30, 2009
Financial Assets
Cash and due from banks	$6,618	$6,618
Federal funds sold	14,918	14,918
Investment securities, available for sale	113,964	113,964
Other investments	1,599	1,599
Loans, gross	292,958	304,286
Other real estate owned	7,011	7,011
Repossessed collateral	1,407	1,407

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$56,106	$56,106
Certificates of deposit and other time deposits	321,708	323,687
Repurchase agreements	30,000	30,000
Subordinated debt	4,325	5,471

	September 30, 2009
(Dollars in thousands)	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$18,159	$—
Standby Letters of Credit	1,255	$—

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the SFAS No. 157 valuation hierarchy (as described above) as of September 30, 2009.

	September 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities, available for sale	$113,964	$—	$113,964	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of September 30, 2009 for which a nonrecurring change in fair value has been recorded during the year ended September 30, 2009.

	Sepetember 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$34,769	$—	$34,769	$—
Other real estate owned	7,011	—	7,011	—
Repossessed collateral	1,407	—	1,407	—

NOTE 9 — RECENT REGULATORY DEVELOPMENTS

On June 29, 2009, the Bank entered into the MOU with the Commissioner of Banking of the South Carolina State Board of Financial Institutions and the Regional Director of the FDIC’s Atlanta Regional Office.  The MOU requires the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for maintaining a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an adequate loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.

Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.  The MOU is characterized by the supervisory authorities as an informal action that is neither published nor made publicly available by the supervisory authorities and is used when circumstances warrant a milder form of action rather than a formal supervisory action such as a formal agreement or a cease and desist order.  For additional information regarding the Bank’s compliance with the MOU, see discussion under the heading “Recent Regulatory Developments” in Item 2.

NOTE 10 — SUBSEQUENT EVENTS

The Bank has evaluated events and transactions through our filing date for potential recognition or disclosure in the consolidated financial statements and has determined there are no subsequent events to disclose.

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

Overview

CommunitySouth Financial Corporation, (the “Company”), is a bank holding company headquartered in Easley, South Carolina.  Our subsidiary, CommunitySouth Bank and Trust, (the “Bank”), opened for business on January 18, 2005.  In addition to the main office in Easley, the Bank has five branch locations in the upstate region of South Carolina.  We opened our Mauldin branch in the fourth quarter of 2005, our Spartanburg branch in the first quarter of 2006, our Anderson branch in the third quarter of 2006, our Greer branch in the fourth quarter of 2006 and our Greenville branch in the third quarter of 2007.  The Bank provides banking services to domestic markets, principally in the Upstate of South Carolina.  The deposits of the Bank are insured by the FDIC.

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

A significant portion of our loan portfolio is secured by real estate.  As of September 30, 2009, approximately 90.1% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  When we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values such as this, our earnings and capital are adversely affected.

The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying real estate securing the loans.

Included in our loans secured by real estate, we have approximately $40.3 million of acquisition and development (A&D) loans as of September 30, 2009, most of which are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Included in our loans secured by real estate, we have approximately $42.7 million of acreage and finished or buildable lot loans as of September 30, 2009.  These loans are comprised of loans to borrowers for raw land and lots in subdivisions that have utilities and are ready to be built on individually but not as part of an entire development project.  These loans are generally repaid with the proceeds from the sale of the property.  As with our A&D loans, many of these borrowers are also experiencing financial difficulties and the greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Of course, there are risks inherent in all loans, not just those secured by real estate, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.   As stated above, we establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The Bank is currently restructuring its balance sheet to reduce its risk weighted assets and improve capital ratios.  Since December 31, 2008, the Bank has converted all of its 20% risk weighted securities into 0% risk weighted securities. It has sold its 100% risk weighted BOLI policies. It has implemented a loan reduction policy with regards to the loan portfolio. The Bank is strictly limiting new lending. This combined with normal payoffs, principal amortization and charge-offs, has resulted in a decrease in the loan portfolio of $27.9 million from December 31, 2008 to September 30, 2009. The effect of all of these actions has been to reduce risk weighted assets by $52.3 million from December 31, 2008 to September 30, 2009. Because the Bank is required to keep a minimum of 10% capital to risk weighted assets to remain well capitalized, this equates to $5.2 million in capital improvement.

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

•                  On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

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

We are participating in the TAGP component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly through the remainder of 2009 and throughout 2010.  We have elected not to participate in the CPP.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Three Months ended September 30, 2009 and 2008

Overview

Our net loss was $2,134,000 for the three months ended September 30, 2009 as compared to net income of $85,000 for the three months ended September 30, 2008.  Our net loss for the quarter is primarily due to a $3.5 million provision for loan losses.  For the three months ended September 30, 2009, we realized $4,831,000 in interest income, of which $561,000 was from investment activities and $4,270,000 was from loan activities.  For the three months ended September 30, 2008, we realized $5,634,000 in interest income, of which $604,000 was from investment activities and $5,030,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $2,145,000 and $2,995,000 for the three months ended September 30, 2009 and September 30, 2008, respectively.  This decrease in our interest expense was a result of a decreased interest rate environment.  We have experienced a decrease in our net interest margin to 2.79% from 2.85% for the quarters ended September 30, 2009 and 2008, respectively.  While net interest income increased only slightly, average earning assets increased by $18 million and deposits costs did not decrease enough to compensate for the decline in loan yields.

Provision for Loan Losses

Our provision for loan losses for the three months ended September 30, 2009 was $3,500,000 compared to $160,000 for the comparable prior year period.  The loan loss provision has increased due to continued deterioration in the overall quality of the loan portfolio, which is primarily a result of the downturn in the economy.

Non-interest Income

We had non-interest income of $410,000 and $304,000 for the three months ended September 30, 2009 and 2008, respectively.  Mortgage origination fee income for the three months ended September 30, 2009 was $197,000.  We had $96,000 in mortgage origination fee income in the third quarter of 2008.

Non-interest Expense

We incurred non-interest expense of $2,825,000 during the three months ended September 30, 2009.  Included in the expense was $1,344,000 of salaries and employee benefits, $225,000 of data processing expense, $73,000 of professional fees expense, $64,000 of advertising expense, $20,000 of expense related to office supplies, $35,000 of telephone expense and $135,000 of assessments related to FDIC.  The non-interest expense incurred in the three months ended September 30, 2008 was $2,624,000.  Included in the expense was $1,223,000 of salaries and employee benefits, $194,000 of data processing expense, $226,000 of professional fee expense, $107,000 of advertising expense, $26,000 of expense related to office supplies, $42,000 of telephone expense and $56,000 of assessments related to FDIC.

For the three months ended September 30, 2009, we incurred other fixed asset expenses of $190,000 in depreciation and $55,000 in equipment maintenance and rental.  For the three months ended September 30, 2008, we incurred other fixed asset expenses of $178,000 in depreciation and $57,000 in equipment maintenance and rental.  We incurred $170,000 and $156,000 in occupancy expense related to all of our office locations for the three months ended September 30, 2009 and 2008, respectively.

The increase in non-interest expense is the result of the increased administrative expenses, including, without limitation, FDIC assessments, advertising, professional fees, and data processing, resulting from an increase in customer volume.  The increase in FDIC assessment includes increased annual premiums by the FDIC due to the increase in our deposit base and our current financial condition.

Nine Months ended September 30, 2009 and 2008

Overview

Our net loss was $2,975,000 for the nine months ended September 30, 2009 as compared to net loss of $964,000 for the nine months ended September 30, 2008.  Our net loss for the nine months ended September 30, 2009 is primarily due to a $6.3 million provision for loan losses.  For the nine months ended September 30, 2009, we realized $14,391,000 in interest income, of which $1,460,000 was from investment activities and $12,931,000 was from loan activities.  For the nine months ended September 30, 2008, we realized $17,588,000 in interest income, of which $2,007,000 was from investment activities and $15,581,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $6,176,000 and $9,985,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  This decrease in our interest expense was a result of a decreased interest rate environment.  We have experienced an increase in our net interest margin to 2.89% from 2.75% for the nine months ended September 30, 2009 and 2008, respectively.  This increase is due a decline in deposit costs at a faster rate than our decline in loan yields.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in the net interest income for the periods presented.

	Nine Months Ended September 30, 2009 vs. 2008
	Increase (decrease) Due to
			Rate /
(Dollars in thousands)	Volume	Rate	Volume	Total
Interest Income
Loans	$(52)	$(2,607)	$9	$(2,650)
Investment securities (1)	211	(677)	(80)	(547)
Federal funds	133	(85)	(49)	—
Total Interest Income	$292	$(3,369)	$(120)	$(3,197)

Interest Expense
Deposits	$298	$(4,508)	$(144)	$(4,354)
Other borrowings	119	359	67	545
Total Interest Expense	$417	$(4,149)	$(77)	$(3,809)

Net Interest Income	$(125)	$780	$(43)	$612

(1)          For the purpose of this table, the investment securities include marketable and non-marketable securities.

Average Balances, Income and Expenses and Rate

The following table sets forth, for the nine months ended September 30, 2009 and 2008, information related to the Company’s average balance sheet and its average yields on earning assets and average costs of interest-bearing liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding earning assets or interest-bearing liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average	Income /	Yield/	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$311,250	$12,931	5.55%	$312,291	$15,581	6.66%
Investment securities (2)	53,552	1,228	3.07%	47,785	1,775	4.96%
Federal funds sold and other	14,621	232	2.12%	9,287	232	3.34%
Total earning assets	379,423	14,391	5.07%	369,363	17,588	6.36%
Cash and due from banks	7,409			5,406
Premises and equipment	4,512			4,931
Other assets	12,597			8,970
Allowance for loan losses	(8,400)			(5,096)
Total assets	$395,541			$383,574

Liabilities
Interest-bearing liabilities:
Repurchase agreements	$30,000	729	3.25%	$28,029	478	2.28%
Federal funds purchased	208	1	0.64%	699	10	1.91%
Federal reserve discount window	84	—	—%	—	—	—%
Federal Home Loan Bank advances	7,198	72	1.34%	5,912	108	2.44%
Note Payable	329	7	2.84%	592	15	3.38%
Subordinated Debt	4,325	372	11.50%	290	25	11.50%
Interest-bearing transaction accounts	18,511	163	1.18%	15,651	156	1.33%
Savings deposits	22,860	323	1.89%	20,449	282	1.84%
Time deposits	256,331	4,509	2.35%	252,408	8,911	4.72%
Total interest-bearing liabilities	339,846	6,176	2.24%	324,030	9,985	4.33%
Demand deposits	22,450			23,850
Accrued interest and other liabilities	1,473			4,570
Total liabilities	363,769			352,450
Shareholders’ equity	31,772			31,124
Total liabilities and shareholders’ equity	$395,541			$383,574

Net interest income		$8,215			$7,603
Net interest spread			2.64%			2.24%
Net interest margin			2.89%			2.75%

(1)          There were $16.2 million and $8.7 million of loans in non-accrual status as of September 30, 2009 and 2008, respectively.  The effect of fees collected on loans for the nine months ended September 30, 2009 and 2008 totaled $137,000 and $220,000, respectively, and increased the annualized yield on loans by 5 basis points from 5.50% for September 30, 2009 and by 9 basis points from 6.57% for September 30, 2008.  The effect of such fees on the annualized yield on earning assets was an increase of 5 basis points from 5.02% for September 30, 2009 and an increase of 8 basis points from 6.28% for September 30, 2008.  The effects of such fees on net interest spread were an increase of 5 basis points from 2.59% for September 30, 2009 and an increase of 8 basis points from 2.16% for September 30, 2008.  The effects of such fees on net interest margin were an increase of 4 basis points from 2.85% for September 30, 2009 and an increase of 8 basis points from 2.67% for September 30, 2008.

(2)          For the purpose of this table, the investment securities include marketable and non-marketable securities.

Provision for Loan Losses

Our provision for loan losses for the nine months ended September 30, 2009 was $6,305,000 compared to $2,864,000 for the comparable prior year period. The loan loss provision has increased due to continued deterioration in the overall quality of the loan portfolio, which is primarily a result of the downturn in the economy.

Non-interest Income

We had non-interest income of $1,665,000 and $1,021,000 for the nine months ended September 30, 2009 and 2008, respectively.  Mortgage origination fee income for the nine months ended September 30, 2009 was $502,000.  We had $431,000 in mortgage origination fee income in the first three quarters of 2008.  We also had a gain on sale of available for sale securities of $520,000 for the nine months ended September 30, 2009.

Non-interest Expense

We incurred non-interest expense of $8,078,000 during the nine months ended September 30, 2009.  Included in the expense was $3,946,000 of salaries and employee benefits, $696,000 of data processing expense, $239,000 of professional fees expense, $161,000 of advertising expense, $62,000 of expense related to office supplies, $110,000 of telephone expense and $502,000 of assessments related to FDIC.  The non-interest expense incurred in the nine months ended September 30, 2008 was $7,173,000.  Included in the expense was $3,686,000 of salaries and employee benefits, $561,000 of data processing expense, $358,000 of professional fee expense, $146,000 of advertising expense, $73,000 of expense related to office supplies, $112,000 of telephone expense and $163,000 of assessments related to FDIC.

For the nine months ended September 30, 2009, we incurred other fixed asset expenses of $552,000 in depreciation and $133,000 in equipment maintenance and rental.  For the nine months ended September 30, 2008, we incurred other fixed asset expenses of $539,000 in depreciation and $143,000 in equipment maintenance and rental.  We incurred $509,000 and $476,000 in occupancy expense related to all of our office locations for the nine months ended September 30, 2009 and 2008, respectively.

The increase in non-interest expense is the result of the increased administrative expenses including FDIC assessments, advertising, professional fees, and data processing, resulting from an increase in customer volume.   The increase in FDIC assessment includes increased annual premiums by the FDIC due to the increase in our deposit base and our current financial condition and a one-time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009.

Assets and Liabilities

General

At September 30, 2009, total assets increased 13.3% to $439.6 million as compared to $387.8 million at December 31, 2008.  Gross loans decreased $27.9 million, or 8.7%, during the first nine months of 2009.  As described below, federal funds sold increased to $14.9 million at September 30, 2009 compared to $4.6 million at December 31, 2008.  Cash and cash equivalents increased $11.7 million, or 118.1%, since December 31, 2008.  As described below, deposits increased $81.2 million, or 27.4%, during the first nine months of 2009.  At September 30, 2009, shareholders’ equity was $25.6 million.

Investment Securities

Investments available for sale increased by $66.4 million, or 139.4%, since December 31, 2008 due to increased liquidity from deposit growth.

Other Investments

Other investments decreased by $206,000 since December 31, 2008 due to the sale of FHLB stock.  All of the FHLB stock is used to collateralize advances from the FHLB. The FHLB stock was sold because the FHLB advances which were collateralized by this stock have been replaced by brokered CDs with longer maturity dates.  See discussion below under “Advances from Federal Home Loan Bank.”

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio.  Gross loans decreased by $27.9 million, or 8.7%, during the first nine months of 2009.  Loan demand has slowed during the first three quarters of 2009 due to general economic conditions and the real estate market, along with management’s decision to shrink the size of the Bank’s loan portfolio, to help improve the Bank’s risk based capital ratios. We expect this trend to continue during the next quarter.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	September 30, 2009	December 31, 2008
Real estate - construction	$91,360	$129,777
Real estate - mortgage	172,515	154,838
Commercial and industrial	26,996	33,303
Consumer and other	2,088	2,989
Total loans, gross	292,959	320,907
Less allowance for loan losses	(10,325)	(8,088)
Total loans, net	$282,634	$312,819

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect principal and/or interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At September 30, 2009, there were $16.2 million in loans that were non-accruing and $2.8 million in loans that were 30 days past due, excluding non-accrual loans.  At December 31, 2008, there were $9.9 million in loans that were non-accruing and $2.4 million in loans that were 30 days past due, excluding non-accrual loans.

The increase of $6.7 million in non-performing loans from December 31, 2008 to September 30, 2009 is related primarily to continued deterioration in the Bank’s overall Commercial Real Estate loan portfolio. The number of loans on non-accrual have increased from 30 to 44 since December 31, 2008. The average non-accrual loan balance is $330,000 and $368,000 as of December 31, 2008 and September 30, 2009, respectively.  At September 30, 2009, 99% of the non-accrual loans were secured by real estate. This increase in non-performing loans is a direct result of the poor economic environment, as noted below, taking a toll on numerous borrowers’ ability to pay as scheduled. At this time, management is unable to determine the length of the economic downturn and therefore unable to determine the ultimate impact on the Bank’s Commercial Real Estate portfolio.

We have approximately $40.3 million of A&D loans as of September 30, 2009, most of which are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Included in our loans secured by real estate, we have approximately $42.7 million of acreage and finished or buildable lot loans as of September 30, 2009.  These loans are comprised of loans to borrowers for raw land and lots in subdivisions that have utilities and are ready to be built on individually but not as part of an entire development project.  These loans are generally repaid with the proceeds from the sale of the property.  Many of these borrowers are also experiencing financial difficulties.

The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying real estate securing the loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Nevertheless, given the current economic environment, there is a risk of further impairment to the value of our collateral on these loans, which would require even further increases to our allowance for loan losses and in the corresponding expense charged to our provision for loan losses.

Impaired Loans

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $34.8 million and $13.2 million in impaired loans at September 30, 2009 and December 31, 2008, respectively.  $4 million of the allowance for loan loss has been specifically allocated to these relationships.

Potential Problem Loans

Potential problem loans are loans that are not included in impaired loans (non-accrual loans or loans past due 90 days or more and still accruing), but about which management has become aware of information about possible credit problems of the borrowers that causes concern about their ability to comply with current repayment terms.  At September 30, 2009 and December 31, 2008, the Company had identified $12.7 million and $4.4 million, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Provision and Allowance for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level for the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market.  Recently, the Company has developed and began to implement an improved loan review program, which includes the hiring of a new internal loan review officer and the engagement of a new external loan review firm and the establishment of a new system for tracking borrower financial statements and the structure of our watch reports.

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

In addition, the current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  We determine the value of real estate collateral by using a current appraisal. Contrary to any other relevant information an appraisal is considered current if it is less than 12 months old except when economic or market changes have caused values to rise or fall significantly. If a current appraisal is not maintained the bank will generally order a new appraisal prior to accepting the property as a result of a deed in lieu of foreclosure or completion of a foreclosure action. Commercial appraisals generally take less than 4 weeks to complete.  A specific impairment is made as soon as possible upon receipt of the appraisal.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

Deposits

Our primary source of funds for loans and investments is our deposits.  We have chosen to obtain a portion of our certificates of deposit from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have been below those being offered for comparable certificates of deposit in our local market. Because of this, even though brokered deposits are interest sensitive, they have been considered a desirable source of funds. We cannot be assured that we will continue to have access to such funds. See further discussion in the “Liquidity” section. As of September 30, 2009, total deposits had increased by $81.2 million, or 27.4%, from December 31, 2008.  The largest percentage increase was in Savings, which increased $68.0 million, or 470.5%, from December 31, 2008 to September 30, 2009, primarily due to a local Savings campaign in the third quarter of 2009, which raised approximately $68 million in Savings deposits.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	September 30, 2009	December 31, 2008
Non-interest bearing demand	$22,142	$22,162
Interest bearing demand	19,302	16,449
Savings	82,500	14,461
Time deposits less than $100,000	29,078	32,111
Time deposits of $100,000 or over	22,001	25,162
Brokered deposits	202,791	186,298
Total deposits	$377,814	$296,643

During the period between December 31, 2008 and September 30, 2009, as brokered deposits matured, the Bank moved all brokered deposits from 3 month maturities into 15 to 18 month maturities in order to lock in funding sources. This extension of maturities removed the possibility of funding issues related to brokered deposits until mid-2010. Given the current economic environment, management considered this prudent liquidity management. At the time, due to downward market rate changes, this funding design resulted in a slight decrease in interest expense related to brokered deposits. The average cost of brokered funds in the quarter ending September 30, 2009 was 2.18%.

Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)

		After	After
		Three	Six
	Within	Through	Through	After
	Three	Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
September 30, 2009
Brokered deposits	$—	$6,800	$101,041	$94,950	$202,791
Other certificates of deposit of $100,000 or more	11,437	4,827	5,200	537	22,001
Total	$11,437	$11,627	$106,241	$95,487	$224,792

December 31, 2008
Brokered deposits	$186,298	$—	$—	$—	$186,298
Other certificates of deposit of $100,000 or more	1,782	11,231	10,494	1,655	25,162
Total	$188,080	$11,231	$10,494	$1,655	$211,460

Of the Company’s time deposits of $100,000 or over as of September 30, 2009 and December 31, 2008, 5.09% and 88.94% are scheduled maturities within three months, respectively. As of September 30, 2009 and December 31, 2008, 57.52% and 99.22%, respectively, of the Company’s time deposits of $100,000 or over had maturities within twelve months.

Advances from Federal Home Loan Bank (“FHLB”)

Advances from FHLB are a source of funding that the Bank uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings.  At September 30, 2009, the Bank had no outstanding advances from FHLB. The Bank replaced $25 million of outstanding FHLB advances with an average maturity of two months and average cost of 1.49% as of December 31, 2008 with brokered certificates of deposit with an average maturity of 14 months and cost of 2.25% as of inception in order to extend maturities and remove the risk of the borrowings being called.

Repurchase Agreements

At September 30, 2009, the Bank had sold $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 3.24% and an average maturity of 81 months.  The maximum amount outstanding at any month-end was $30.0 million.  These agreements were secured with approximately $35.6 million of investment securities.

Subordinated Debt

At September 30, 2009, the Company had subordinated debt totaling $4.3 million.  The subordinated notes were sold during the third quarter of 2008 to a limited number of purchasers in a private offering, bear an interest rate of 11.5%, are callable after September 30, 2011, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

Deferred Tax Asset

At this time, management believes that it is more likely than not that the company will be able to realize the full value of the company’s deferred tax asset through the use of loss carry-backs and its projected taxable income over the next five years.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash, federal funds and investments available for sale are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Historically, individual and commercial deposits have been our primary source of funds for credit activities. These include brokered deposits, which comprised 53.7% of our deposit base as of September 30, 2009. Brokered deposits have proven to be a reliable source of funds. However, access to the brokered deposit market could be curtailed if the Bank were to fall to a “less than well capitalized” status unless we are able to obtain FDIC approval to renew the brokered deposits, which is unlikely given the current regulatory environment. This would not have any liquidity impact in the short term due to the extended maturities of the brokered deposits, but it would cause long-term funding issues. If access to the brokered deposit market were to become unavailable, the Bank would be required to replace those funds with the combination of FHLB advances, Federal Reserve Discount Window borrowings and local deposits. The Federal Reserve and FHLB borrowings would require pledging additional collateral. At this time, we believe these are viable alternatives. The Bank is currently reducing the loan portfolio which is helping to increase liquidity. Loans have decreased by $27.9 million from December 31, 2008 to September 30, 2009 primarily due to payoffs, amortization and charge-offs. We expect this trend to continue through the remainder of 2009 and during 2010.  See the “Overview” section for more information on the risk weighted asset restructuring policy. Deposit balances, net of brokered deposits, have increased $64.7 million from December 31, 2008 to September 30, 2009 due to a recent Savings campaign we have conducted in our local market.  We anticipate that our funding cost and funding mix will remain stable.

The level of liquidity is measured by the cash, cash equivalents and securities available for sale less pledged securities-to-total adjusted assets ratio, which was at 21% at September 30, 2009. We anticipate that this will increase with the combination of deposit growth and shrinkage of assets.

In addition to our on balance sheet sources of funds, we also rely on off-balance sheet lines of credit. At September 30, 2009, we had lines of credit with unrelated banks totaling $5 million.  These lines, all of which are secured, are available on a one-to-seven day basis for general corporate purposes.  These lines may be terminated at any time based on our financial condition, although we believe that not to be the case. As members of the FHLB, we have credit availability of up to 15% of the Bank’s total assets. Advances under this credit facility are subject to qualifying collateral. Advances may be terminated and called at any time by the FHLB, although we believe that not to be the case. We also have credit availability through the Federal Reserve Discount Window.  As of September 30, 2009, $22 million was available, based on qualifying collateral. Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, although we believe that not to be the case.

We believe our liquidity sources are adequate to meet our short and long term operating needs.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2009, we had issued commitments to extend credit of $19.4 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

(dollar amounts in thousands)	September 30, 2009	December 31, 2008

Commitments to extend credit	$18,159	$36,260

Letters of credit	$1,255	$3,488

Capital Resources

Total shareholders’ equity decreased from $28.5 million at December 31, 2008 to $25.6 million at September 30, 2009.  The decrease is principally due to the net loss for the nine months ended September 30, 2009 of $2,975,000.

The FRB and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  FRB guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.  However, due to the current economic environment, the Company considers it prudent to increase its capital levels, given that additional losses of any significance would most likely cause the bank to fall to a less than “well capitalized” capital level.  The Company is currently analyzing multiple capital issuance alternatives.

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

The Bank exceeded the regulatory capital requirements at September 30, 2009 and December 31, 2008 as set forth in the following table (dollars in thousands).

	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to risk-weighted assets)	$26,071	8.88%	$30,836	8.92%
Total capital (to risk-weighted assets)	29,823	10.16	35,205	10.18
Tier 1 capital (to average assets)	26,071	6.50	30,836	7.98

The Bank’s capital ratios have remained stable despite its current year losses due to its balance sheet restructuring as noted in the “Overview” section.

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

Recent Regulatory Developments

On June 29, 2009, the Bank entered into a MOU with the Commissioner of Banking of the South Carolina State Board of Financial Institutions and the Regional Director of the FDIC’s Atlanta Regional Office.  The MOU requires the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for maintaining a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an adequate loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.

Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.  The MOU is characterized by the supervisory authorities as an informal action that is neither published nor made publicly available by the supervisory authorities and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal agreement or a cease and desist order.

Since entering into the MOU, the Bank has taken a number of steps to improve its financial position.  For example:

•                                          We have developed a capital plan for maintaining our “well-capitalized” designation, and we submitted this plan to the FDIC and the South Carolina State Board of Financial Institutions in July 2009.  Our capital plan outlines how we intend to maintain our bank’s risk-based capital ratio level over 10% by (i) reducing our overall amount of assets and, in particular, our amount of risk-based assets and (ii) raising additional capital.  To reduce our amount of assets, we have sold assets such as our bank-owned life insurance and some of our available-for-sale securities.  As a result of these steps, during the first nine months of 2009 we have decreased our amount of risk-based assets by $52.3 million.  We are currently analyzing multiple capital issuance alternatives.

•                                          We have developed and implemented a plan to reduce our amount of classified loans by establishing an IMPAC committee (Improving Problem Asset Committee) to focus on the development of work-out plans for our other real estate owned (OREO) and classified loans and to explore approaches to provide additional capital to support our classified loans or to reduce the level of such loans, such as through the sale of loans to third parties. As a result, we have created a more risk-based loan review program, which we believe has enhanced the underwriting and monitoring of our loan portfolio.

•                                          We have implemented a plan to decrease the concentration of our commercial real estate loans.  Since January 2009 we have effectively ceased making any new commercial real estate loans and we are decreasing the existing level of these loans through the normal sale of real estate by borrowers and by encouraging borrowers who are not full relationship clients of the bank to seek other financing when their loans mature.  We are also actively seeking secondary market permanent financing for recently completed residential construction projects.  As a result of these efforts, in the first nine months of 2009  our amount of commercial real estate loans has decreased from $251.3 million of our total loan portfolio, at December 31, 2008 to $237.4 million of our total loan portfolio, at September 30, 2009.

•                                          We have developed and begun to implement an improved loan review program, which includes the hiring of a new internal loan review officer and the engagement of a new external loan review firm and the establishment of a new system for tracking borrower financial statements and the structure of our watch reports.

•                                          On September 10, 2009, we submitted to the FDIC and the South Carolina State Board of Financial Institutions a revised Funds Management Policy to reflect our plan to continue to improve liquidity levels and reduce our reliance on brokered deposits and other non-core funding sources over the next 18 months.  During the first nine months of 2009, we have improved the bank’s liquidity position by 17%, due in large part to our local Savings campaign, through which we have raised approximately $68 million in new local deposits.

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

The current economic environment has adversely affected our general reserve requirement.  Historical data, environmental factors and loan trends have all deteriorated over the past year.  This has resulted in a larger calculated general reserve requirement than compared to a year ago.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Other Information.

Not applicable.

Item 5. Exhibits.

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

Date: October 26, 2009	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2009	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.