Form 10-K
period 2009-12-31
CommunitySouth Financial CORP
filed 2010-03-01
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2009

Commission file number: 333-117053

CommunitySouth Financial Corporation

(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	20-0934786 (I.R.S. Employer Identification No.)

6602 Calhoun Memorial Highway
Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (864) 306-2540

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2009 was $7,225,843.

The number of shares outstanding of the registrant’s common stock, as of February 18, 2010 was 4,698,697.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders                   Part III (Portions of Items 9-14)
to be held on May 18, 2010

Transitional Small Business Disclosure Format.  (Check one):  Yes  ☐  No  ☒

Part I

Item 1.  Description of Business.

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;
•	the effects of our efforts to raise capital on our balance sheet, liquidity, capital, and profitability;
•	our ability to retain our existing customers, including our deposit relationships;
•	our ability to comply with the terms of the Consent Order and the Memorandum of Understanding between the Bank and its supervisory authorities within the timeframes specified;
•	the rate of delinquencies and amounts of loans charged-off;
•	our rapid growth through 2008 and short operating history;
•

reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, decreasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	the amount of our real estate based loans, and the weakness in the commercial real estate market;
•

our reliance on available secondary funding sources such as Federal Reserve Bank discount window borrowings, sales of securities and loans, and secured federal funds lines of credit from correspondent banks, to meet our liquidity needs;

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

•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposits flows;
•	changes in monetary and tax policies;
•	the lack of seasoning of our loan portfolio, especially given our rapid loan growth through 2008;
•	adequacy of the level of our allowance for loan losses;
•	increased funding costs due to market illiquidity, increased competition for funding, and/or regulatory requirements;
•

adverse changes in asset quality and resulting credit risk-related losses and expenses, including the risk of further impairment to the value of our collateral on loans for which we have already taken specific reserves;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

General

CommunitySouth Financial Corporation (the “Company”) was incorporated in South Carolina in March 2004 for purposes of operating as a bank holding company.  Our wholly-owned subsidiary, CommunitySouth Bank and Trust (the “Bank”), commenced business on January 18, 2005, and is primarily engaged in the business of accepting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public.

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

Location and Service Area

Our main office is located at 6602 Calhoun Memorial Highway, Easley, South Carolina 29640.  Our telephone number is (864) 306-2540. Our site is approximately 1.2 acres in size, and the building is approximately 10,000 square feet. We have five full service branch sites in addition to the main office. The branch sites are in the towns of Anderson, Greenville, Greer, Mauldin and Spartanburg, South Carolina. Our full service branches service the entire upstate of South Carolina, which we refer to as the “Upstate,” but primarily the counties of Anderson, Greenville, Pickens and Spartanburg.  The Upstate is generally the northwest portion of South Carolina along the I-85 corridor between Atlanta, Georgia and Charlotte, North Carolina.

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

However, the Upstate has been negatively affected by the economic challenges of the past two years.  Unemployment has been rising in our markets and property values have declined.  Unemployment rates at November 30, 2009 for the following counties were Greenville, 10.5%; Spartanburg, 12.5%; Anderson, 12.7%; and Laurens, 12.0%.  The average state unemployment rate for South Carolina at November 30, 2009 was 12.3% compared to 10.0% for the United States.  Continued higher levels of unemployment will continue to impact credit quality.  As a result, we are spending significant time on credit solutions for our customers and managing and disposing of other real estate owned as effectively as possible.  The weakening in the state and local economies has also negatively affected our ability to generate local deposits.

Our Current Business Strategy

As a result of this weakening in the local economy and its effect on us, we are currently focusing our efforts in the following areas:

•                  increasing and strengthening our capital position;

•                  decreasing concentrations in our loan portfolio;

•                  reducing operating expenses;

•                  enhancing funds management and liquidity; and

•                  enhancing our bank’s relationship culture.

For a more detailed description of our business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operation under the subsection entitled Current Business Strategy.

Lending Activities

Presented below are our general lending activities. However, due to the Bank’s efforts to restructure the balance sheet, during 2009 the Bank strictly limited any new lending.

General.  We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our Bank’s market area.

Real Estate Loans.  A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2009, approximately 90.3% of our loans had real estate as the primary or secondary component of collateral.  Real estate loans generally fall into one of three categories: construction real estate loans, mortgage loans, or acquisition and development (A&D) loans. Each of these categories is discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable.  We generally charge an origination fee for each loan.  Since January 2009, we have effectively ceased making any new commercial real estate loans and we are decreasing the existing level of these loans through the normal sale of real estate by borrowers and by encouraging borrowers who are not full relationship clients of the Bank to seek other financing when their loans mature.

Real estate loans are subject to the same general risks as other loans.  Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our residential real estate construction and development portfolio.  These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If, during a period of reduced real estate values, we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

•                  Real Estate Loans - Mortgage.  Mortgage real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  Inherent in mortgage real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company or residential borrower, will be unable to service the debt.  If a real estate loan is in default, we also run the risk that the value of the real estate securing the loan will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile.  We attempt to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office/residential and retail buildings where the loan-to-value ratio is established by independent appraisals.  We typically review the personal financial statements of the principal owners/borrower and require their personal guarantees.  These reviews often reveal secondary sources of payment and liquidity to support a loan request.

•                  Real Estate Loans - Construction.  We have made adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home.  The term of construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis.  Most loans mature and require payment in full upon the sale of the property.  Construction loans generally carry a higher degree of risk than long term financing of existing properties.  Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property.  Specific risks include:

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

•                  Real Estate Loans — Acquisition and Development. A significant portion of our real estate loan portfolio is considered A&D loans, most of these are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses) and contain all of the risk and risk mitigating factors described for mortgages and construction loans above.  These loans are generally repaid with the proceeds from the sale of the developed property.

Commercial Loans.  We make loans for commercial purposes in various lines of businesses.  Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is due at maturity.  Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the Bank.  Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be unable to service the debt.  Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

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

Relative Risks of Loans.  Each category of loan has a different level of credit risk.  Real estate loans typically are generally safer than loans secured by other assets because the value of the underlying security, real estate, is generally ascertainable and ordinarily does not fluctuate as much as some other assets.  However, during the current economic and real estate market downturn, this has not been the case. The fluctuation of real estate values has increased the historically stable risk associated with loans collateralized by real estate.  Nevertheless, certain real estate loans are less risky than others.  Residential real estate loans are generally the least risky type of real estate loans, followed by commercial real estate loans and construction and development loans.  The prolonged weakening in the real estate market starting in 2008 has affected all categories of our real estate loans and has resulted in decreases in real estate values and in an increase in our nonperforming loans.  Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than real estate loans, but less risky than consumer loans.  Finally, consumer loans, which can also be secured by real estate or other assets, or which can also be unsecured, are generally considered to be the most risky of these categories of loans.  Any type of loan which is unsecured is generally more risky than secured loans.  These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another.  Additionally, these levels of risk are limited to an analysis of credit risk, and they do not take into account other risk factors associated with making loans such as the interest rate risk inherent in long-term, fixed-rate loans.

Loan Approval and Review.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit, the management loan committee or the board of directors’ loan committee.  We do not make any loans to any director of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank.  We adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in our mortgage loan review process, but we may choose to alter this policy in the future.

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

Competition

The banking business is highly competitive.  We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in Anderson, Greenville, Pickens and Spartanburg Counties.  The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.  In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies.  Size gives larger banks certain advantages in competing for business from large corporations.  These advantages include higher lending limits and the ability to offer services in other areas of South Carolina.  As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals.  We believe we have competed effectively in this market by offering quality and personal service.

Employees

As of December 31, 2009, we had 79 full-time employees and 10 part-time employees.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

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

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described below under “CommunitySouth Bank and Trust - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “CommunitySouth Bank and Trust— Dividends.”  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions.  We are not required to obtain the approval of the South Carolina Board of Financial Institutions prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the South Carolina Board of Financial Institution’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

CommunitySouth Bank and Trust

The Bank operates as a state chartered bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which  is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 13, 2013, and the Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

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

Prompt Corrective Action.  As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

•                  Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•                  Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•                  Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•                  Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•                  Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval.  In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points on interest paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity in either such institution’s normal market area or in the market area in which such deposits would otherwise be accepted.  Thus, for deposits in its own normal market area, an undercapitalized institution must offer rates that are not in excess of 75 basis points over the average local rates.  For non-local deposits, the institution must offer rates that are not in excess of 75 basis points over either (1) the institution’s own local rates or (2) the applicable non-local rates.  In other words, the institution must adhere to the prevailing rates in its own normal market area for all deposits (whether local or non-local) and also must adhere to the prevailing rates in the non-local area for any non-local deposits. Thus, the institution will be unable to outbid non-local institutions for non-local deposits even if the non-local rates are lower than the rates in the institution’s own normal market area.

Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC.  The bank also would become subject to increased regulatory oversight, and would be increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2009, the Bank was deemed to be “undercapitalized.”  As described further below, on February 23, 2010, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions which, among other things, requires the Bank to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 at least equal to 8% of total assets within 120 days from the effective date of the order.

Transactions with Affiliates and Insiders.  The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

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

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The Bank can be requested to search its records for any relationships or transactions with persons on those lists.  If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination.  The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  In addition, under the FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.  As described further below, on February 23, 2010, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions which, among other things, prohibits the Bank from declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

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

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  This has been extended until June 30, 2010.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allowed institutions that had issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ended on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We participate in the TAGP and the DGP.

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

On March 23, 2009, the Treasury Department, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of the following two separate plans, addressing two distinct asset groups.

The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury Department. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

The second plan is the Securities Program, which is administered by the Treasury Department and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The Treasury Department received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.  As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by the Treasury Department, representing $12.4 billion of total equity capital. The Treasury Department has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.  In addition, on November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

Although it is likely that further regulatory actions will arise as the federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

There is substantial doubt about our ability to continue as a going concern.

We have prepared the consolidated financial statements contained in this Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In its report dated February 26, 2010, our independent registered public accounting firm stated that these uncertainties raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations for management’s discussion of our financial condition at December 31, 2009.

We need to raise additional capital that may not be available to us.

Regulatory authorities require us to maintain adequate levels of capital to support our operations. As described above, we are undercapitalized and have an immediate need to raise capital.  In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future due to additional losses or regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired and we could face additional regulatory challenges. In addition, if we issue additional equity capital, it may be at a lower price and in all cases our existing shareholders’ interest would be diluted.

Liquidity needs at our Bank level could adversely affect our financial condition and results of operation.

Traditionally, the primary sources of funds of our Bank subsidiary have been customer deposits and loan repayments.  As of December 31, 2009, we had brokered deposits of $202.8 million, representing 53.85% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of 2010.  Because of the limitations on brokered deposits imposed by the Consent Order and our undercapitalized status, we must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from Federal Home Loan Bank (“FHLB”) advances and federal funds lines of credit from correspondent banks.  However, FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions.  Because the Bank is not well capitalized, it is subject to the 75-basis-point interest rate cap that it can pay on deposits, as more fully described above.  Because of this interest rate cap, we may not be able to attract sufficient deposits to meet our liquidity needs.  If this were to occur, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite, and service loans.  We have sustained losses primarily because borrowers, guarantors, or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner.  We could sustain additional losses for these reasons.  Problems with credit quality or asset quality could cause our interest income and net interest margin to decrease, which could adversely affect our business, financial condition, and results of operations.  We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the residential housing industry.  As a result of the decline of the residential housing market, property values for this type of collateral have declined substantially.  In response to this determination, we increased our loan loss reserve throughout 2009 to a total loan loss reserve of $13.0 million at December 31, 2009 to address the risks inherent within our loan portfolio.  Recent developments, including further deterioration in the South Carolina real estate market as a whole, may cause management to adjust its opinion of the level of credit quality in our loan portfolio.  Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our loan losses could exceed our allowance for loan losses.  Our average loan size has increased in recent years over historic levels, and reliance on our historic allowance for loan losses may not be adequate.  In addition, our non-performing assets have increased dramatically over the past 12 months due to the severe housing downturn and real estate market deterioration in each of our market areas.  As of December 31, 2009, we had $45.3 million in loans on our classified list.  Classified loans are loans graded as substandard, doubtful, or loss.  Also as of December 31, 2009, $29.9 million, or 10.9% of our loan portfolio was comprised of either loans not accruing interest or loans past due 90 days or more (and $34.2 million , or 12.4% of our loan portfolio was comprised of either loans not accruing interest or loans past due 30 days or more).  Industry

experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off.   Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including:

•	cost overruns;

•	declining property values;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates that may prevent sale of the property; and

•	failure to sell completed projects or units in a timely manner.

The occurrence of any of the preceding risks could result in the deterioration of one or more of these loans which could significantly increase our percentage of nonperforming assets.  An increase in nonperforming loans may result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations. As of December 31, 2009, our non-performing assets were $42.4 million.  If the current economic conditions continue for a prolonged period of time, it is very likely that the level of nonperforming assets will rise to higher levels in 2010, requiring additional provisions for loan losses.

In addition, while we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2009, approximately $18.1 million of our loans, or 109% of our Company’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 16 loans totaling approximately $6.2 million had loan-to-value ratios of 100% or more. At December 31, 2008, $22.9 million of our loans, or 65% of our Company’s capital, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

We have become subject to enforcement actions that will require us to take certain actions.

On June 29, 2009, the Bank entered into a Memorandum of Understanding (the “MOU”) with the Commissioner of Banking of the South Carolina Board of Financial Institutions and the Regional Director of the FDIC’s Atlanta Regional Office.  The MOU required the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for returning to a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an improved loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.  Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.

The FDIC completed a safety and soundness examination of the Bank in the fourth quarter of 2009.  Based on the Bank’s current financial condition, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010, which contains, among other things, a requirement that our Bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well capitalized” banks.   Under this enforcement action, the Bank may no longer accept, renew, or roll over brokered deposits.  In addition, under the Consent Order, we no longer meet the regulatory requirements to be eligible for expedited processing of branch applications and certain other regulatory approvals, and we are required to obtain FDIC approval before making certain payments to departing executives and before adding new directors or senior executives.  Our regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals would be forthcoming.  In addition, we are required to take certain other actions in the areas of capital, liquidity, asset quality, and interest rate risk management, as well as to file periodic reports with the FDIC and the South Carolina Board of Financial Institutions regarding our progress in complying with the Consent Order.  The Consent Order supersedes the MOU.  Any material failure to comply with the terms of the Consent Order could result in further enforcement action by the FDIC.  While we intend to take such actions as may be necessary to comply with the requirements of the Consent Order and subsequence FDIC guidance, we may be unable to comply fully with the deadlines or other terms of the Consent Order.  For further discussion of the Consent Order, please see below.

Our Bank may become subject to a federal conservatorship or receivership if it cannot comply with the Consent Order, or if its condition continues to deteriorate.

As noted above, the Bank executed a Consent Order with the FDIC and the South Carolina Board of Financial Institutions.  The Consent Order requires the Bank to, among other things, implement a plan to achieve and maintain minimum capital requirements, including provisions for contingency funding arrangements.  The condition of our loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete our capital and other financial resources.  Should we fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in our financial condition, we may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.  If these events occur, we probably would suffer a complete loss of the value of our ownership interest in the Bank and we subsequently may be exposed to significant claims by the FDIC.  Federal conservatorship or receivership would also result in a complete loss of your investment.

We may face damage to our reputation and business as a result of negative publicity, including an increase in deposit outflows.

We believe that approximately $9.1million, or 2.4%, of our deposits are above FDIC insurance limits as of December 31, 2009, and these deposits are particularly susceptible to withdrawal based on negative publicity about our current financial condition.  Although the increase in the FDIC insurance limit of $250,000 per depositor from $100,000 per depositor is in place through December 31, 2013, we cannot predict whether the limit will be maintained or reduced when it expires.  Negative public opinion could adversely affect our ability to keep and attract customers, expose us to litigation, and raise withdrawal levels beyond the capacity of our currently available liquidity, which would result in a takeover of the Bank by the FDIC.

A significant portion of our loan portfolio is secured by real estate, and the recent weakening of the local real estate market could continue to hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2009, approximately 90% of our loans had real estate as the primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our residential real estate construction and development portfolio.  These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If, during a period of reduced real estate values, we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

This prolonged weakening in the residential real estate market in 2008 and 2009 has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in a net loss of earnings and an increase in our provision for loan losses and loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.  This weakened market has resulted and may continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Although we believe that the combination of specific reserves in the allowance for loan losses and established impairments of these loans will be adequate to account for the current risk associated with the loans secured by real estate in our portfolio as of December 31, 2009, there can be no assurances in this regard.

We are unable to continue making interest payments on our subordinated debentures.

Due to diminishing cash available at the holding company level, if we are unable to raise additional capital, we will have to discontinue paying interest on the subordinated debentures after the March 2010 payments due to lack of funds.  As a result of this development and our financial condition, we expect that the debt markets will be unavailable to us as a potential source of capital at least until such time as we are able to meet these obligations.

We have only recently adopted our new business plan and may not be able to implement it effectively.

Our future performance will depend on our ability to implement our new business plan successfully.  This implementation will involve a variety of complex tasks, including reducing our level of non-performing assets by continuing to aggressively work problem credits, exploring a bulk sale of loans or OREO, and possibly requiring significant write-downs to facilitate disposition of nonperforming assets.  We  also plan to continue to increase core deposits, reduce our dependency on wholesale funding (brokered CD’s and FHLB borrowings) and increase low-cost deposit accounts (DDA’s, NOW, etc.).  These actions should help expand our net interest margin and future earnings without requiring additional capital.   Any failure or delay in executing these initiatives, whether due to regulatory delays or for other reasons, some of which may be beyond our control, is likely to impede, and could ultimately preclude, our successful implementation of our business plan and could materially adversely affect our business, financial condition, and results of operations.

Our historical results of operations may not be indicative of our future operating results.

We have historically grown at a rapid rate through 2008, but in the current economic climate, we do not plan to grow our business as we have in the past and we have decided to contract our business in the near term by selling some of our assets.  Consequently, our historical results of operations will not necessarily be indicative of our future operating results. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to maintain our market presence as we shrink our balance sheet.  As we implement our plans to deleverage our balance sheet by reducing our assets, our business, financial condition, and results of operations may be adversely affected because a high percentage of our operating costs are fixed expenses.  We may not experience a decrease in these costs in proportion to or as quickly as the decrease in our assets.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments over the last two and a half years in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the Treasury Department’s CPP, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

There can be no assurance that the government actions that have been taken over the last 18 months, including EESA and the Recovery Act, will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 88% of our interest income for the year ended December 31, 2009.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our small- to medium-sized business target markets may have fewer financial resources to weather the current downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may continue to be adversely affected.

We are exposed to changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On September 7, 2008, the Treasury Department announced that Fannie Mae (along with Freddie Mac) had been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  On October 3, 2008, EESA was signed into law, on October 14, 2008 the Treasury Department announced the CPP under EESA, and on February 17, 2009 the Recovery Act was signed into law.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.  See “Risk Factors — We are subject to extensive regulation that could restrict our activities” below.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2009, we paid $1.1 million in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new TLGP, the deposit insurance premium assessments paid by all banks will likely increase.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our Bank.  Continued increases in this expense would have a material adverse effect on our financial condition.

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

We face strong competition for customers, which could prevent us from obtaining customers and the interest rate that we can pay to attract customers is subject to the national deposit rate cap restrictions.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our client base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services, such as extensive and established branch networks, that we do not currently provide.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. Also, the Bank is under the national deposit rate cap restrictions imposed on banks that are considered less than well capitalized, which means that we may be prohibited from paying the same interest rates on deposits as some of our competitors that are well capitalized.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

At a special meeting of the shareholders on November 18, 2009, our shareholders approved the proposal to amend our articles of incorporation to increase the number of authorized shares of common stock from 10 million shares to 35 million shares.  The shareholders voted on the proposal as indicated below:

	Votes	% of Outstanding Common Shares
Votes For	3,419,747	72.78%
Votes Against	327,927	6.98%
Abstain	—	—

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

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated (the bid prices have been adjusted for all stock splits):

2009	High	Low
First Quarter	$3.20	$1.10
Second Quarter	3.00	1.30
Third Quarter	2.00	1.50
Fourth Quarter	1.80	0.40

2008	High	Low
First Quarter	$10.00	$7.30
Second Quarter	9.00	5.50
Third Quarter	7.00	2.53
Fourth Quarter	5.50	1.75

Our articles of incorporation authorize us to issue up to 35,000,000 shares of common stock, of which 4,698,697 shares were outstanding as of December 31, 2009. We had approximately 897 shareholders of record as of December 31, 2009.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of the Bank to pay dividends to us.  As a South Carolina state chartered bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the Bank is prohibited from declaring a dividend on its shares of common stock unless its surplus equals or exceeds its stated capital. At December 31, 2009, the Bank had a deficit of $19,057,000.  In addition, pursuant to the terms of the Consent Order with the FDIC and the South Carolina Board of Financial Institutions, the Bank may not pay dividends without prior written consent of each supervisory authority.

The following table sets forth the equity compensation plan information at December 31, 2009.  All option and warrant information has been adjusted to reflect all prior stock splits and dividends.

Equity Compensation Plan Information

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	756,033	$6.99	230,693

Equity compensation plans not approved by security holders	171,404	$6.40	0

Total	927,437	$6.88	230,693

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

Item 6.  Selected Financial Data.

Selected Financial Data

The following selected financial data for the five years ended December 31, 2009 was derived from the consolidated financial statements and other data of the Company and its subsidiary, the Bank.  The selected financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, included elsewhere herein.

On January 16, 2006 the Company effected a 5-for-4 stock split in the form of a stock dividend for shareholders of record as of December 15, 2005.  On January 16, 2007, the Company effected a 5-for-4 stock split in the form of a stock dividend for shareholders of record as of December 15, 2006.  All share and per share data has been adjusted for all periods prior to the splits.

(Dollars in thousands except per share data)	2009	2008	2007	2006	2005
Income Statement Data:
Interest income — loans	$16,959	$20,163	$21,403	$13,644	$4,544
Interest income — investments	2,269	2,547	1,813	1,041	441
Total interest income	19,228	22,710	23,216	14,685	4,985
Interest expense — deposits	(8,599)	(12,580)	(13,069)	(7,281)	(1,863)
Net interest income	10,629	10,130	10,147	7,404	3,122
Provision for loan losses	(16,990)	(7,168)	(1,188)	(1,532)	(1,558)
Net interest income after provision for loan losses	(6,361)	2,962	8,959	5,872	1,564
Non-interest income	2,723	1,392	1,575	842	321
Non-interest expense	(13,670)	(9,510)	(8,184)	(5,197)	(2,680)
Income (loss) before income taxes	(17,308)	(5,156)	2,350	1,517	(795)
Income tax (expense) benefit	(988)	1,806	(782)	(360)	179
Net income (loss)	$(18,296)	$(3,350)	$1,568	$1,157	$(616)

Balance Sheet Data:
Total assets	$421,534	$387,816	$377,867	$248,273	$136,826
Earning assets	411,384	374,939	361,890	235,959	133,285
Investment securities, available for sale (1)	103,638	47,602	24,844	100	—
Other investments (2)	1,599	1,805	447	271	83
Loans (3)	275,104	320,907	302,934	217,664	115,704
Allowance for loan losses	(12,963)	(8,088)	(4,214)	(3,091)	(1,558)
Deposits	376,563	296,643	327,664	217,031	106,972
Shareholders’ equity	8,671	28,528	31,471	29,695	28,286

Per-Share Data:
Net income (loss) — basic	$(3.89)	$(0.71)	$0.33	$0.25	$(0.13)
Net income (loss) — diluted	(3.89)	(0.71)	0.31	0.22	(0.13)
Book value	1.85	6.07	6.70	6.32	6.04

Return on Equity and Assets:
Return on average assets	(4.55)%	(0.87)%	0.50%	0.59%	(0.77)%
Return on average equity	(70.79)%	(10.91)%	5.12%	4.08%	(2.24)%
Average equity to average assets ratio	6.43%	7.99%	9.76%	14.53%	34.55%

(1)   Marketable securities are stated at fair value.

(2)   Non-marketable securities are stated at cost.

(3)   Loans are stated at gross amounts before allowance for loan losses.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

COMMUNITYSOUTH FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Basis of Presentation

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K.  The financial information provided below has been rounded in order to simplify its presentation.  However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K.

Overview

The following discussion describes our results of operations for the years ended December 31, 2009 and 2008 and also analyzes our financial condition as of December 31, 2009 and 2008.  We received approvals from the FDIC, the Federal Reserve Board (“FRB”) and the South Carolina Board of Financial Institutions during January 2005, and commenced business on January 18, 2005.

The Company is a bank holding company headquartered in Easley, South Carolina.  Our subsidiary, the Bank, opened for business on January 18, 2005.  All Seasons Properties, LLC, a subsidiary of the Bank, was formed in 2009 for the purpose of holding and marketing repossessed assets.  In addition to the main office in Easley, the Bank has five branch locations in the upstate region of South Carolina.  We opened our Mauldin branch in the fourth quarter of 2005, our Spartanburg branch in the first quarter of 2006, our Anderson branch in the third quarter of 2006, our Greer branch in the fourth quarter of 2006 and our Greenville branch in the third quarter of 2007.  The Bank provides banking services to domestic markets, principally in the Upstate of South Carolina.  The deposits of the Bank are insured by the FDIC.

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

Current Economic Environment

Markets in the United States, including our market areas, have experienced extreme volatility and disruption for more than 12 months.  According to the National Bureau of Economic Research, the United States entered into an economic recession in December 2007.  Dramatic slowdowns in the residential housing industry with falling home prices, increasing foreclosures, and rising unemployment levels have created strains on the loan portfolios of many financial institutions.  Median home sales continued to decline during 2009 nationally and in our primary market area, South Carolina.  As a result, the level of foreclosures by homebuilders and homeowners continued to increase.  The national average unemployment rate and the unemployment rate in South Carolina continued to rise throughout 2009.  As of December 31, 2009, the national average unemployment rate was 10.0% compared to 8.4% at December 31, 2008.  As of December 31, 2009, the unemployment rate in South Carolina was 12.6% compared to 8.6% at December 31, 2008.

As a result of the current economic recession, many borrowers are unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance with the drop in real estate values, making it difficult for financial institutions to fully recover the principal and interest owed.  In addition, the rapidly deteriorating economic conditions in our country have evolved into a crisis of confidence in the safety and soundness of larger financial institutions, brokerage firms, and insurance companies, resulting in extreme liquidity pressure throughout the United States financial system for all financial companies including community financial institutions such as ours.  This pressure has caused many banks to tighten lending standards, which has constrained the ability of businesses and consumers to obtain credit.  Anxiety over liquidity and credit risk has grown in recent months and banks have curbed lending to each other, further limiting liquidity sources available to financial institutions.

The Effect of the Current Economic Environment on our Bank

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008 and continuing through 2009, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  During 2009, delinquencies over 90 days increased resulting in an increase in non-accrual loans indicating significant credit quality deterioration and probable losses.  In particular, loans secured by real estate, including acquisition, construction, and development projects, demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales.  This deterioration manifested itself in our borrowers in the following ways: (i) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (ii) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (iii) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

As of December 31, 2009, approximately 90.3% of our loans had real estate as a primary or secondary component of collateral.  Included in our loans secured by real estate, we have approximately$37.8 million of A&D loans as of December 31, 2009, most of which are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).   Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Included in our loans secured by real estate, we have approximately $40.6 million of acreage and finished or buildable lot loans as of December 31, 2009.  These loans are comprised of loans to borrowers for raw land and lots in subdivisions that have utilities and are ready to be built on individually but not as part of an entire development project.  These loans are generally repaid with the proceeds from the sale of the property.  As with our A&D loans, many of these borrowers are also experiencing financial difficulties and the greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

The result of the above was a significant increase in the level of our non-performing assets during 2009.  As of December 31, 2009, our non-performing assets equaled $42.4 million, or 10.05% of assets, as compared to $10.3 million, or 2.67% of assets, as of December 31, 2008.  The increase in our non-performing assets led to the increase in our provision for loan losses and other non-interest expenses.  For the year ended December 31, 2009, we recorded a provision for loan losses of $17.0 million and net loan charge-offs of $12.1 million, or 3.97% of average loans, as compared to a $7.2 million provision for loan losses and net loan charge-offs of $3.3 million, or 1.04% of average loans, for the year ended December 31, 2008.  In addition, our net interest margin decreased to 2.73% for the year ended December 31, 2009 from 2.74% for the year ended December 31, 2008.  In total, the above reduced our 2009 earnings by more than $9.8 million compared to 2008.  As a result, as of December 31, 2009, we are deemed to be “undercapitalized.”

The adverse economic environment has also placed greater pressure on our deposits, as we have been taking steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  As of December 31, 2009, we had brokered deposits of $202.8 million, representing 53.85% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of 2010.  As a result of the limitations on brokered deposits imposed by the Consent Order and our “undercapitalized” designation (as described below), we must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  However, the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions.  Because the Bank is not well capitalized, it is subject to the 75-basis-point interest rate cap that it can pay on deposits, as more fully described below.  As a result of this interest rate cap, we may not be able to attract sufficient deposits to meet our liquidity needs.  If this were to occur, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Memorandum of Understanding

As a result of the issues stemming from the economic downturn, on June 29, 2009 the Bank entered into the MOU with the Commissioner of Banking of the South Carolina Board of Financial Institutions and the Regional Director of the FDIC’s Atlanta Regional Office.  The MOU requires the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for returning to a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an adequate loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.

Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.  For example:

•                  As of December 31, 2009, we are deemed to be “undercapitalized.”  We have developed a capital plan for returning to a “well-capitalized” designation, and we submitted this plan to the FDIC and the South Carolina Board of Financial Institutions in July 2009.  Our capital plan outlines how we intend to return our Bank’s risk-based capital ratio level over 10% by (i) reducing our overall amount of assets and, in particular, our amount of risk-based assets and (ii) raising additional capital.  To reduce our amount of assets, we have sold assets such as our bank-owned life insurance and some of our available for sale securities.  In addition, we are actively seeking buyers for part of our loan portfolio.  As a result of these steps, during 2009 we decreased our amount of risk-based assets by $70.6 million.  We are also exploring additional financing alternatives to strengthen the capital levels of the Bank.

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

•                  We have implemented a plan to decrease the concentration of our commercial real estate loans.  Since January 2009, we have effectively ceased making any new commercial real estate loans and we are decreasing the existing level of these loans through the normal sale of real estate by borrowers and by encouraging borrowers who are not full relationship clients of the Bank to seek other financing when their loans mature.  We are also actively seeking secondary market permanent financing for recently completed residential construction projects.  As a result of these efforts, in 2009 our amount of commercial real estate loans decreased from $151.6 million at December 31, 2008 to $126.8 million at December 31, 2009.

•                  We have developed and implemented an improved loan review program, which includes the hiring of a new internal loan review officer and the engagement of a new external loan review firm for ongoing review and the establishment of a new system for tracking borrower financial statements and the structure of our watch reports.  The new external review firm is active and since its engagement has been on site three times to evaluate the effectiveness of the program.  The external review firm reviews both specific loans and the overall loan portfolio.

•                  On September 10, 2009, we submitted to the FDIC and the South Carolina State Board of Financial Institutions a revised Funds Management Policy to reflect our plan to continue to improve liquidity levels and reduce our reliance on brokered deposits and other non-core funding sources over the next 18 months.  We grew rapidly in our initial years of operations, which we funded with a combination of local deposits and wholesale funding, including brokered deposits.  As of December 31, 2009, we are deemed to be “undercapitalized” and, as a result, can no longer accept, renew or roll over brokered deposits without the prior consent of the FDIC.  Thus, we are actively focused on eliminating brokered deposits on our balance sheet.  During 2009, we improved the Bank’s liquidity position by raising approximately $68 million in new local deposits.

In addition, in mid-February 2010 the Bank received a supervisory letter from the FDIC dated February 11, 2010, which provided for additional restrictions and mandatory actions to be taken by the Bank.  These restrictions and actions were all substantially addressed by the subsequent Consent Order discussed below.  However, in order to comply with supervisory letter, the Bank must prepare and submit to the FDIC  a capital restoration plan no later than March 26, 2010, which submission date is sooner than a similar requirement under the Consent Order.

Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010.  The Consent Order, which supersedes the MOU, conveys specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s current financial condition, primarily related to policy and planning issues, management oversight, loan concentrations and classifications, non-performing loans, liquidity/funds management, and capital planning.

Under the terms of the Consent Order, the Bank’s various sources of liquidity will be restricted.  Based on information included in the FDIC’s report, the Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in reduced borrowing capacity.  This action also restricts the Bank’s ability to accept, renew, or roll over brokered deposits.  In addition, the Bank’s ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity is not guaranteed. The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.

In addition, the Consent Order requires the Bank to, among other things,

•                  establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors;

•                  ensure the Bank has qualified management in place to carry out the policies of the Bank’s Board of Directors and operate the Bank in a safe and sound manner;

•                  achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets;

•                  determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums;

•                  develop, within 45 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs;

•                  establish, within 60 days from the effective date of the Consent Order, a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter;

•                  enhance, within 60 days from the effective date of the Consent Order, our written plan for the reduction of classified assets, which shall include, among other things, a reduction of the Bank’s risk position in each asset in excess of $250,000 that is classified as “Substandard” or “Doubtful”;

•                  not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected.  In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “substandard” and is uncollected, unless the Bank’s Board of Directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank;

•                  perform, within 45 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit;

•                  revise, within 60 days from the effective date of the Consent Order, the Bank’s internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality;

•                  formulate and implement, within 60 days from the effective date of the Consent Order, a profit plan and comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, and the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan;

•                  enhance, within 60 days from the effective date of the Consent Order, our written funds management plan addressing liquidity, contingent funding, and asset liability management;

•                  not accept, renew, or rollover any brokered deposits.  The Bank must develop and submit to the FDIC, within 30 days from the effective date of the order, a plan for eliminating its reliance on brokered deposits.  In addition, the Bank cannot offer an effective yield in excess of 75 basis points on interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.  Thus, for deposits in the Bank’s own normal market area, the Bank must offer rates that are not in excess of 75 basis points over the average local rates.  For non-local deposits, the Bank must offer rates that are not in excess of 75 basis points over either (1) the Bank’s own local rates or (2) the applicable non-local rates;

•                  not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities; and

•                  furnish, by within 45 days from the effective date of the Consent Order and within 45 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

Going Concern Considerations

Due to the conditions and events discussed above and elsewhere in this Annual Report on Form 10-K, substantial doubt exists as to our ability to continue as a going concern.  We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2010 and beyond.  We have engaged financial advisors to assist the Company in its efforts to raise additional capital, sell assets, and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies.  To date, those efforts have not yielded any significant results.  As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy.  In addition, our regulators have various enforcement tools available to them, including the issuance of capital directives, orders to cease engaging in certain business activities, or the issuance of modified or additional orders or agreements.

Notwithstanding the above, accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Current Business Strategy

In addition to the actions required by the MOU, we have been actively pursuing the corrective actions required by the Consent Order in an effort to ensure that the requirements of the Consent Order are met in a timely manner.  Specifically, we are currently focusing our efforts in the following areas:

•                  Increasing and Strengthening Our Capital Position.

As of December 31, 2009, the Bank is deemed to be “undercapitalized.” Management has developed a plan to increase and preserve our capital with the goal of returning to and maintaining a “well-capitalized” status. These initiatives include, among other things, restructuring the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell certain real estate-related loans and other assets. We also intend to raise additional capital through a planned capital raise in the first or second quarter of 2010. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

•                  Managing and Improving Asset Quality.

The economic recession and the deterioration of the housing and real estate markets have had an adverse impact on the credit quality of our loan portfolio. In response, our Bank intends to significantly reduce the amount of its non-performing assets. Non-performing assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. We believe our asset quality plan aggressively addresses these issues.  For example,

•                  In February of 2009, we restructured the credit administration and loan operations departments and hired a skilled chief credit officer to oversee the enhancement of our processes and procedures in this area.

•                  In June of 2009, we established an Improving Problem Asset Committee to assist Bank management in policy development, management strategy, and/or liquidation of problem assets. We are currently proactively seeking avenues to sell Bank-owned properties and problem assets to outside investors.

•                  In January of 2009, we implemented a process for the continuous review of all classified loans, watch loans, past due loans, relationships over $500,000, and any other potential risky loans and applied conservative risk grades.

•                  Throughout 2009, we conducted disciplined watch loan meetings to track and monitor progress, including the execution of workout plans, obtainment of current financial data, and detailed progress updates.

•                  Throughout 2009, we maintained an adequate reserve for loan losses given the risk profile of our Bank.

•                  In May of 2009, we implemented a risk-focused internal and external loan review program.

•                  During 2010, we plan to create a special assets division to focus our efforts and enhance staffing related to loan work-outs and collection processes.

•                  Decreasing Concentrations in Our Loan Portfolio.

We are focused on reducing our concentrations in commercial real estate (CRE), specifically acquisition development and construction loans, and residential construction loans. Since January 2009, we have effectively ceased making any new CRE loans while proactively decreasing the level of these existing loan types. We have worked to decrease our concentration by various means, including (1) through the normal sale of real estate by borrowers, (2) by seeking avenues to sell a portion of the CRE portfolio to outside investors, (3) by proactively seeking secondary market permanent financing for recently completed residential construction projects, and (4) encouraging transactional CRE customers to seek other financing when their loans mature. As a result of these efforts, our amount of CRE loans decreased 16% from $151.6 million of our total loan portfolio at December 31, 2008 to $126.8 million of our loan portfolio at December 31, 2009. We have also reduced our residential construction portfolio 84% from $33.8 million at December 31, 2008 to $5.5 million at December 31, 2009. We expect commercial real estate loan portfolio balances to continue to decrease in 2010 through the continued successful implementation of the plans outlined above.

•                  Reducing Operating Expenses.

We have always focused on controlling expenses and managing efficient overhead. During 2010, management intends to further reduce costs in a manner which does not impact the quality of our customer service. Given the prolonged economic recession, we have embarked on an extremely aggressive expense reduction campaign. Management has already reduced salary and benefits expenses by reducing staffing levels, freezing salaries at 2008 levels, and reducing compensation in several positions. Additionally, we will continue to renegotiate vendor contracts and implement several other cost-saving measures to reduce noninterest expenses.  Reducing our level of nonperforming assets will also lower our operating costs.

•                  Enhancing Funds Management and Liquidity.

We have grown rapidly since our inception through 2008, and have historically funded our asset growth with a combination of local deposits and wholesale funding, specifically brokered deposits. As of December 31, 2009, we had brokered deposits of $202.8 million, representing 53.85% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of

2010.  Because of the limitations on brokered deposits imposed by the Consent Order and our undercapitalized status, the Bank may no longer accept, renew, or roll over brokered deposits.  Thus, we must find other sources of liquidity to replace these deposits as they mature. We have amended our funds management policy to reflect our plan to continue to improve liquidity levels and reduce our use of brokered deposits and other non-core funding sources. Our funds management policy also includes our plan to reduce assets, certain loans, and other Bank-owned real estate. We plan to reduce our brokered deposit usage by executing on our comprehensive deposit acquisition program, which creates an environment of consistent deposit growth based on relationship-based banking, advocate-based selling and an aggressive, focused calling program. Our experienced team of bankers is actively cross-selling core deposits to our local depositors and borrowers, and is held accountable for production through twice-weekly sales meetings. Production is enhanced by our relationship-based culture training, which includes advanced customer service techniques and one-on-one coaching. We also plan to generate local deposits through a combination of competitive products and pricing, customer service excellence, and targeted marketing campaigns.

•                  Enhancing Our Bank’s Relationship Culture.

While the bulk of our strategic plan encompasses strategies to survive the prolonged economic recession, management recognizes that we must also place the Bank in the best position to thrive as we emerge from this recession. In this regard, planning has also centered on enhancing the Bank’s culture. We believe the enhancement of our culture will place the Bank in the best position possible to provide unmatched customer service and to take advantage of market opportunities through advocate-based selling and relationship banking strategies. Enhancement plans include, among others, the following:

•                  implementing consistent customer service and communication standards in all areas of the Bank;

•                  training and certifying the non-negotiables of relationship banking to all employees;

•                  ensuring all employees are engaged and motivated while enabling management to measure the enhancement of the culture by conducting quarterly employee engagement surveys;

•                  implementing consistent management standards for all supervisors resulting in internal and external advocacy;

•                  refining the Bank’s customer experience measurements, including branch mystery shopping and customer survey programs; and ensuring all programs evaluate and measure the Bank’s expectations and areas of focus.

We will continue to serve customers in all areas, including processing banking transactions, meeting customer deposit needs, and providing access to lines of credit. All customer deposits are fully insured to the highest limits set by the FDIC, which are $250,000 for individually titled accounts and $250,000 for individually titled IRA accounts. In addition, we participate in the FDIC Transaction Account Guarantee Program. Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. The guarantee also applies to interest bearing transaction accounts with interest rates of 0.50 percent or less. This program is in addition to and separate from the coverage available under the FDIC general deposit insurance rules.

However, should we fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in our financial condition, we may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. This program was extended until June 30, 2010.

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

•                  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA.  Among other things, the Financial Stability Plan includes:

•                  A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the CPP;

•                  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                  A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•                  On February 17, 2009 President Obama signed into law the Recovery Act, which includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, the Recovery Act imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the Treasury, which is now permitted under the Recovery Act without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program (PPIP) for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations.  Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.  As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage-backed securities and commercial mortgage-backed securities and cash equivalents pending investment.

•             On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

•             On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

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

Proposed Legislation and Regulatory Action

Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. On June 17, 2009, the U.S. Treasury released a white paper entitled “Financial Regulatory Reform — A New Foundation: Rebuilding Financial Supervision and Regulation” (the “Proposal”) which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following six key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Proposal includes the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and the responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered savings institutions and federal savings institution holding companies.

The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

On February 2, 2010, President Obama called on Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Results of Operations

Results of operations are only presented for the years ended December 31, 2009 and 2008.

Net interest income increased $498,000, or 4.92%, to $10.6 million in 2009, up from $10.1 million in 2008. The primary component of interest income in 2009 was interest on loans, including fees, of $17.0 million, as compared to $20.2 million in 2008. The increase in net interest income was due primarily to a decrease in deposit rates, translating into lower interest expense.

The Company’s net interest spreads were 2.49% and 2.27% in 2009 and 2008, respectively. The Company’s net interest margins were 2.73% and 2.74% in 2009 and 2008, respectively.  Yields on average earning assets decreased from 6.13% in 2008 to 4.93% in 2009. Rates on average interest bearing liabilities decreased from 3.86% in 2008 to 2.44% in 2009. These changes in yields and rates resulted in a net decrease in net interest spread of 22 basis points. Average shareholder equity was 7.3% of average interest bearing liabilities in 2009 and 9.5% of average interest bearing liabilities in 2008.

The provision for loan losses was $17.0 million in 2009, compared to $7.2 million in 2008.  The charges to the provision were to maintain the allowance for loan losses at a level sufficient to cover estimated losses inherent in the loan portfolio, given the current economic downturn which has affected the entire banking industry.  The Bank, like many community banks, has a significant amount of loans that directly or indirectly rely on the home building industry, which has also experienced an extremely turbulent second year.

Non-interest income increased $1.3 million, or 95.62%, to $2.7 million in 2009, up from non-interest income of $1.4 million in 2008. The increase is mainly attributable to gains on sale of investments totaling $1.2 million in 2009.  Mortgage loan origination fees increased $239,000, or 50.85%, which was $709,000 for the year ended December 31, 2009.  The increase is due to our increased volume in mortgage loan originations. Income from bank-owned life insurance was $51,000 in 2009, compared to income of $210,525 in 2008.  The Company executed a sale of its Bank Owned Life Insurance in the first quarter of 2009. Service charges on deposit accounts increased $58,000, or 18.01%, to $380,000 in 2009, as compared to service charges on deposit accounts of $322,000 in 2008, due to the increased volume in deposit accounts.

Non-interest expense increased $4.2 million, or 43.73%, to $13.7 million in 2009, compared to non-interest expense of $9.5 million in 2008. Salaries and employee benefits increased $407,000 to $5.2 million for the year ended December 31, 2009. This increase is attributable to growth of the mortgage division. FDIC insurance premiums totaled $1.1 million for the year ended December 31, 2009 compared to $226,000 in 2008.  The increase in the FDIC assessment includes increased annual premiums by the FDIC due to the increase in our deposit base and our current financial condition as well as a one-time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009.  The Company also had a writedown to Other Real Estate Owned and Repossessed Collateral of $2.1 million for the year ended December 31, 2009.  The Company’s efficiency ratio was 102.4% in 2009 compared to 82.5% in 2008. The efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income, net of gains and losses on sales of assets.  The deterioration in our efficiency ratio is primarily attributable to the increased expenses described above.

The Company’s net loss was $18.3 million in 2009, compared to net loss of $3.4 million in 2008. The significant increase in the net loss in 2009 was primarily due to the increase in the provision for loan losses which increased $9.8 million to $17.0 million from $7.2 million for the years ended December 31, 2009 and 2008, respectively.  Return on average assets during 2009 was -4.55% compared to a return of -0.87% in 2008. Net loss in 2009 was after an income tax expense of $1.0 million and net loss in 2008 was after an income tax benefit of $1.8 million. The income tax expenses for 2009 and 2008 resulted in effective tax rates of -5.7% and 35.0%, respectively. The 2009 income tax benefit computed on the pretax loss was reduced by the $6.6 million expense of providing a 100% valuation allowance against the deferred tax assets.  See Notes 1 and 13 to the consolidated financial statements for additional information about income taxes.

Net Interest Income

General.  The largest component of the Company’s net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the yields earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, as well as the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income divided by average interest-earning assets represents the Company’s net interest margin.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. If the general economic downturn continues, we anticipate continued changes in payment behavior causing a further reduction in net interest income in the future. If interest rates were to rise, we believe it would have a positive effect on our net interest income.

Rate/Volume Analysis.  Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in the net interest income for the periods presented.

	December 31, 2009 vs. 2008				December 31, 2008 vs. 2007
	Increase (decrease) Due to				Increase (decrease) Due to
			Rate /				Rate /
(Dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest Income
Loans(1)	$(621)	$(2,666)	$83	$(3,204)	$4,067	$(4,460)	$(847)	$(1,240)
Investment securities (2)	991	(751)	(323)	(83)	1,926	(72)	(209)	1,645
Federal funds	269	(219)	(246)	(196)	(754)	(454)	298	(910)
Total Interest Income	$639	$(3,636)	$(486)	$(3,483)	$5,239	$(4,986)	$(758)	$(505)

Interest Expense
Deposits	$(46)	$488	$(20)	$422	$1,232	$(2,549)	$(241)	$(1,558)
Other borrowings	1,124	(5,032)	(495)	(4,403)	1,076	—	(7)	1,069
Total Interest Expense	$1,078	$(4,544)	$(515)	$(3,981)	$2,308	$(2,549)	$(248)	$(489)

Net Interest Income	$(439)	$908	$29	$498	$2,931	$(2,437)	$(510)	$(16)

(1)        For the purpose of this table, loans include non-performing loans such as those in non-accrual and past due 90 days or more and still accruing interest.

(2)        For the purpose of this table, the investment securities include marketable and non-marketable securities.

Average Balances, Income and Expenses and Rates.  The following table sets forth, for the years ended December 31, 2009, 2008 and 2007, information related to the Company’s average balance sheet and its average yields on earning assets and average costs of interest-bearing liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding earning assets or interest-bearing liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

	2009			2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$305,472	$16,959	5.55%	$315,175	$20,163	6.40%	$264,844	$21,403	8.08%
Investment securities (2)	67,456	2,225	3.30%	47,130	2,308	4.90%	12,067	663	5.49%
Federal funds sold and other	16,749	44	0.26%	7,884	239	3.04%	22,914	1,150	5.02%
Total earning assets	389,677	19,228	4.93%	370,189	22,710	6.13%	299,825	23,216	7.74%
Cash and due from banks	7,202			5,579			4,720
Premises and equipment	4,377			4,873			4,953
Other assets	9,550			8,944			7,856
Allowance for loan losses	(8,744)			(5,528)			(3,686)
Total assets	$402,062			$384,057			$313,668

Liabilities
Interest-bearing liabilities:
Repurchase agreements	$30,000	$976	3.25%	$28,525	$700	2.46%	$2,315	$63	2.72%
Federal funds purchased	155	1	0.57%	1,312	24	1.85%	—	—	—%
Other borrowings	10,018	576	5.75%	11,855	407	3.43%	—	—	—%
Interest-bearing transaction accounts	18,247	219	1.20%	15,300	324	2.12%	11,520	196	1.70%
Savings deposits	60,101	1,531	2.55%	18,881	223	1.18%	19,107	648	3.39%
Time deposits	233,472	5,296	2.27%	249,765	10,902	4.36%	228,748	12,162	5.32%
Total interest-bearing liabilities	351,993	8,599	2.44%	325,638	12,580	3.86%	261,690	13,069	4.99%
Demand deposits	22,290			23,739			18,864
Accrued interest and other liabilities	1,935			3,535			2,492
Total liabilities	376,218			353,103			283,046
Shareholders’ equity	25,844			30,713			30,622
Total liabilities and shareholders’ equity	$402,062			$384,057			$313,668

Net interest income		$10,629			$10,130			$10,147
Net interest spread			2.49%			2.27%			2.75%
Net interest margin			2.73%			2.74%			3.38%

(1)          There were $29.4 million, $9.9 million, and $35,172 of loans in non-accrual status as of December 31, 2009, 2008 and 2007, respectively.  The effect of fees collected on loans in 2009, 2008 and 2007 totaled $158,000, $261,000 and $655,000, respectively, and increased the annualized yield on loans by 5 basis points from 5.50% for 2009, by 9 basis points from 6.31% for 2008, and by 25 basis points from 7.83% for 2007.  The effect of such fees on the annualized yield on earning assets was an increase of 4 basis points from 4.89% in 2009, an increase of 7 basis points from 6.06% in 2008, and an increase of 22 basis points from 7.52% in 2007.  The effects of such fees on net interest spread were an increase of 4 basis points from 2.45% for 2009, an increase of 7 basis points from 2.20% for 2008, and an increase of 22 basis points from 2.53% for 2007.  The effects of such fees on net interest margin were an increase of 4 basis points from 2.69% for 2009, an increase of 17 basis points from 2.57% for 2008, and an increase of 21 basis points from 3.17% for 2007.

(2)       For the purpose of this table, the investment securities include marketable and non-marketable securities.

Interest Sensitivity.  The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income.  The principal monitoring technique employed by the Company is the measurement of the Company’s interest sensitivity “gap”, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth the Company’s interest rate sensitivity at December 31, 2009.

		After
		Three	One	Greater
	Within	Through	Through	Than
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets
Earning assets:
Loans, gross	$152,129	$20,166	$96,875	$5,934	$275,104
Investment securities, available for sale	—	—	—	103,638	103,638
Other investments	—	—	—	1,599	1,599
Fed funds	31,043	—	—	—	31,043
Total earning assets	183,172	20,166	96,875	111,171	411,384

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Repurchase agreements	—	15,000	—	15,000	30,000
Other borrowings	—	—	—	4,325	4,325
Demand deposits	18,588	—	—	—	18,588
Savings deposits	82,295	—	—	—	82,295
Time deposits	19,968	229,363	4,520	—	253,851
Total interest-bearing liabilities	120,851	244,363	4,520	19,325	389,059
Period gap	$62,321	$(224,197)	$92,355	$91,846	$22,325
Cumulative gap	$62,321	$(161,876)	$(69,521)	$22,325
Ratio of cumulative gap to total earning assets	15.15%	(39.35)%	(16.90)%	5.43%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates.  Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments.  Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date.  Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point.  Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give the Company the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period.  Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive.  The Company is cumulatively liability sensitive over the three-month to twelve-month period and asset sensitive over all periods greater than one year.  However, the Company’s gap analysis is not a precise indicator of its interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

General.  The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level for the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market.

In addition to the Company’s portfolio review process, various regulatory agencies periodically review the Company’s allowance for loan losses.  These agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments and information available to them at the time of their examinations. While the Company uses available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and other factors and the impact of such changes and other factors on the Bank’s borrowers.

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off.  While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.

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

The Company’s allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, economic conditions, and other factors affecting borrowers.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits.  However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events.  In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as seasoning.  As a result, a portfolio of more mature loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to management at the time of the issuance of the Company’s consolidated financial statements.  Therefore, management’s assumptions may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of charge-offs and recoveries for the five years ended December 31, 2009.

Allowance for Loan Losses

(Dollars in thousands)	2009	2008	2007	2006	2005
Total loans outstanding at end of period	$275,104	$320,907	$302,934	$217,644	$115,704
Average loans outstanding	$305,472	$315,175	$264,844	$168,107	$63,985
Balance of allowance for loan losses at beginning of year	$8,088	$4,214	$3,091	$1,558	$—
Loans charged off:
Real estate — construction	6,871	3,112	15	—	—
Real estate — mortgage	3,985	120	—	—	—
Commercial and industrial	1,441	—	—	—	—
Consumer and other	243	62	54	—	—
Total loan losses	12,540	3,294	69	—	—
Recoveries of previous loan losses:
Real estate — construction	402	—	4	—	—
Real estate — mortgage	—	—	—	—	—
Commercial and industrial	1	—	—	—	—
Consumer and other	22	—	—	—	—
Total recoveries	425	—	4	—	—
Net charge-offs	12,115	3,294	65	—	—
Provision for loan losses	16,990	7,168	1,188	1,533	1,558
Balance of allowance for loan losses at end of year	$12,963	$8,088	$4,214	$3,091	$1,558
Net charge-offs to average loans outstanding	3.97%	1.05%	0.02%	—%	—%

Our allowance for loan losses totaled $13.0 million at December 31, 2009 compared with $8.1 million at December 31, 2008, representing 4.71% and 2.52% of gross loans, respectively.  The December 31, 2009 allowance for loan losses, and, therefore indirectly the provision for loan losses for the year ended December 31, 2009, was determined based on the following specific factors, though not intended to be an all inclusive list:

•                  The impact of the ongoing depressed overall economic environment, including those within our geographic market,

•                  The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular those with real estate related loans,

•                  The declining asset quality trends in our loan portfolio,

•                  The increasing trend in the historical loan loss rates within our loan portfolio,

•                  The results of our internal and external loan reviews during the second, third and fourth quarters of 2009 resulting in loan downgrades,

•                  Our internal and external impaired loan analysis which identified:

•                  Increased stress on borrowers given increasing lack of liquidity, and limited bank financing and credit availability, and

•                  Continued downward trends in appraised values and market assumptions used to value real estate dependent loans.

Non-performing Assets

Non-performing Assets. There were $29.4 million and $9.9 million of non-accrual loans at December 31, 2009 and December 31, 2008, respectively. There were $5.3 million and $6,035 of loans past due 90 days or more and still accruing interest or restructured loans at December 31, 2009 and 2008, respectively.  There was $6.7 million and $415,229 in Other Real Estate Owned at December 31, 2009 and 2008, respectively. There was $942,000 in Repossessed Collateral at December 31, 2009 and none at December 31, 2008.

The table below represents non-performing assets for the five years ended December 31, 2009.

(Dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans	$29,369	$9,916	$35	$284	$—
Loans past due 90 days or more and still accruing	560	6	—	—	—
Other Real Estate Owned and Repossessed Collateral	7,645	415	—	—	—
Restructured loans	4,789	—	—	—	—
Total non-performing assets	$42,363	$10,337	$35	$284	$—

The increase of $19.5 million in non-performing loans from December 31, 2008 to December 31, 2009 is related primarily to continued deterioration in the Bank’s overall commercial real estate loan portfolio. The number of loans on non-accrual status has increased from 30 to 50 since December 31, 2008. The average non-accrual loan balance is $330,000 and $352,000 as of December 31, 2008 and December 31, 2009, respectively.  99.9% of the non-accrual loans are secured by real estate. $3.1 million of the allowance for loan loss has been specifically allocated to these relationships. This increase in non-performing loans is a direct result of the poor economic environment, as noted below, taking a toll on numerous borrowers’ ability to pay as scheduled. At this time, management is unable to determine the length of the economic downturn and therefore unable to determine the ultimate impact on the Bank’s A&D loan portfolio.

The Company’s policy with respect to non-performing assets is as follows.  Accrual of interest will be discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful.  A delinquent loan will generally be placed in non-accrual status when it becomes 90 days or more past due unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest.  When a loan is placed in non-accrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income.  No additional interest will be accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses.

Potential Problem Loans.  Potential problem loans are loans that are not included in impaired loans, but about which management has become aware of information about possible credit problems of the borrowers that causes doubt about their ability to comply with current repayment terms. At December 31, 2009 and December 31, 2008, the Company had identified $15.9 million and $424,844, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Non-interest Income and Expense

Non-interest Income.  The largest component of non-interest income was gain on sale of investments which totaled $1.2 million for the year ended December 31, 2009.  There was no gain on sale of investments in 2008.

The following table sets forth the principal components of non-interest income for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008
Mortgage origination fees	$709	$470
Service charges on deposit accounts	380	322
Bank-owned life insurance	51	211
Gain on sale of investments	1,162	—
Other income	421	389
Total non-interest income	$2,723	$1,392

Non-interest Expense.  Salaries and employee benefits comprised the largest component of non-interest expense which totaled $5.2 million and $4.8 million for the years ended December 31, 2009 and 2008, respectively. This increase is attributable to growth of the mortgage division. FDIC insurance premiums totaled $1.1 million for the year ended December 31, 2009 compared to $226,000 in 2008.  The increase in the FDIC assessment includes increased annual premiums by the FDIC due to the increase in our deposit base and our current financial condition as well as a one-time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009.  The Company also had a writedown to Other Real Estate Owned and Repossessed Collateral of $2.1 million for the year ended December 31, 2009.

The following table sets forth the primary components of non-interest expense for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008
Salaries and benefits	$5,235	$4,828
Net occupancy	682	638
Depreciation	735	718
Equipment maintenance and rental	210	194
Advertising	227	248
Professional fees	351	449
Office supplies	82	95
Telephone	146	148
Data processing	921	758
FDIC assessment	1,136	226
Writedown/loss on sale of other real estate owned	2,044	—
Writedown of repossessed collateral	174	—
Other	1,727	1,209
Total non-interest expense	$13,670	$9,511

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Loans also entail greater credit and liquidity risks than most of the Company’s other investments and short-term interest-earning cash and cash equivalents, which management attempts to control and counterbalance.  Loans averaged $305.5 million and $315.2 million in 2009 and 2008, respectively. Total loans were $275.1 million and $320.9 million at December 31, 2009 and 2008, respectively.

The following table sets forth the composition of the loan portfolio by category for the five years ended December 31, 2009 and highlights the Company’s general emphasis on mortgage lending.

	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
(Dollars in thousands)	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total	Amount	Of Total
Real estate — construction	$81,128	29.49%	$129,777	40.44%	$124,016	40.94%	$69,021	31.71%	$35,742	30.89%
Real estate — mortgage	167,296	60.81%	154,838	48.25%	149,369	49.31%	128,709	59.13%	68,965	59.60%
Commercial and industrial	25,028	9.10%	33,303	10.38%	26,095	8.61%	17,239	7.92%	9,082	7.85%
Consumer	1,652	0.60%	2,989	0.93%	3,454	1.14%	2,695	1.24%	1,915	1.66%
Total loans, gross	275,104	100.00%	320,907	100.00%	302,934	100.00%	217,664	100.00%	115,704	100.00%
Allowance for loan losses	(12,963)		(8,088)		(4,214)		(3,091)		(1,558)
Net loans	$262,141		$312,819		$298,720		$214,573		$114,146

The largest component of loans in the Company’s loan portfolio is real estate mortgage loans.  At December 31, 2009 and 2008, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate and other loans secured by multi-family properties and farmland, totaled $167.3 million and $154.8 million, respectively and represented 60.81% and 48.25%, respectively of the total loan portfolio.  In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan.  It is common practice for financial institutions in the Company’s market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.  Real estate mortgage loans represent $10.9 million or 37.3% of our impaired loans.

The demand for residential and commercial real estate loans in the Upstate of South Carolina has been historically stable due to the historically low interest rate environment.  Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans.  They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt.  Cash flows may be affected significantly by general economic conditions (including rising interest rates), a downturn in the local economy, or a decline in occupancy rates in the local economy where the property is located.  Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans.  An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Real estate construction loans totaled $81.1 million and $129.8 million at December 31, 2009 and 2008, respectively. In the context of this discussion, a “real estate construction loan” is defined as any loan for construction purposes, secured by real estate.  Real estate construction loans represent $28.5 million or 56.2% of our impaired loans.

Commercial and industrial loans totaled $25.0 million and $33.3 million at December 31, 2009 and 2008, respectively and comprised 9.10% and 10.38%, respectively of the total portfolio. In the context of this discussion, a “commercial and industrial loan” is defined as any loan for a non-consumer purpose, not secured by real estate.

The Company’s loan portfolio also includes consumer loans.  At December 31, 2009 and 2008, consumer loans totaled $1.7 million and $3.0 million, respectively and represented 0.60% and 0.93%, respectively of the total loan portfolio.

The Company’s loan portfolio reflects the diversity of its upstate South Carolina market.  The Company’s offices are located in Easley, Spartanburg, Mauldin, Greer, Anderson and Greenville, South Carolina.  Management expects the area to remain stable with continued growth in the near future.  The diversity of the economy creates opportunities for all types of lending.  The Company does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. Due to the current economic downturn, all contractual maturities may not parallel actual payoffs due to the inability of borrowers to repay their loans. The following tables set forth the Company’s loans maturing within specified intervals at December 31, 2009 and 2008.

2009

		Over One
		Year
		Through	Over
	One Year	Five	Five
(Dollars in thousands)	or Less	Years	Years	Total
Real estate — construction	$62,205	$18,762	$161	$81,128
Real estate — mortgage	47,712	97,429	22,155	167,296
Commercial and industrial	14,690	10,017	321	25,028
Consumer	539	802	311	1,652
	$125,146	$127,010	$22,948	$275,104

Loans maturing after one year with:
Fixed interest rates				$140,182
Floating interest rates				9,776
				$149,958

2008

		Over One
		Year
		Through	Over
	One Year	Five	Five
(Dollars in thousands)	or Less	Years	Years	Total
Real estate — construction	$76,579	$51,914	$1,284	$129,777
Real estate — mortgage	24,951	106,620	23,267	154,838
Commercial and industrial	17,384	13,863	2,056	33,303
Consumer	686	1,641	662	2,989
	$119,600	$174,038	$27,269	$320,907

Loans maturing after one year with:
Fixed interest rates				$169,843
Floating interest rates				31,464
				$201,307

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity.  Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities and Other Investments. The investment securities portfolio, which averaged $67.5 million and $47.1 million in 2009 and 2008, respectively, is a component of the Company’s total earning assets.  At December 31, 2009 and 2008, the total investment securities portfolio was $105.2 million and $49.4 million, respectively.  Investment securities were primarily marketable investments recorded at their fair value. Other investments consisted of FHLB stock recorded at cost.

The following table sets forth the amortized cost and fair value of the securities held by the Company for the three years ended December 31, 2009.

	2009		2008		2007
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agencies	$—	$—	$19,001	$19,086	$15,487	$15,623
Mortgage-backed securities	104,672	103,538	27,768	28,416	9,014	9,121
Other securities	100	100	100	100	100	100
Other investments	1,599	1,599	1,805	1,805	447	447
Total investment securities portfolio	$106,371	$105,237	$48,674	$49,407	$25,048	$25,291

The following table sets forth securities maturing within specified intervals at December 31, 2009 and their weighted average yields.

			Over One		Over Five
			Year		Years
		Weighted-	Through	Weighted-	Through	Weighted-		Weighted-		Weighted-
	One Year	Average	Five	Average	Ten	Average	Over Ten	Average		Average
(Dollars in thousands)	or Less	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
U.S. government agencies	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities	—	—%	—	—%	—	—%	104,672	3.10%	104,672	3.10%
Other securities	—	—%	—	—%	—	—%	100	—%	100	—%
Other investments	—	—%	—	—%	—	—%	1,599	—%	1,599	—%
	$—	—%	$—	—%	$—	—%	$106,371	3.05%	$106,371	3.05%

Short-Term Investments.  Short-term investments, which consist primarily of federal funds sold, averaged $16.7 million and $7.9 million in 2009 and 2008, respectively with a weighted average yield of 0.26% and 3.04% in 2009 and 2008, respectively.  These funds are an important source of the Company’s liquidity. Federal funds are generally invested in an earning capacity on an overnight basis. At December 31, 2009 and 2008, federal funds were $31.0 million and $4.6 million at an annualized overnight rate of 0.14% and 0.50%, respectively. The maximum outstanding balance of federal funds sold at any month end during the years 2009 and 2008 was $31.0 million and $16.4 million, respectively.

Other Real Estate Owned and Repossessed Assets

As of December 31, 2009 the Company had other real estate owned totaling $6.7 million compared to $415,000 as of December 31, 2008.  Other real estate owned consists of approximately $2.2 million of residential properties, $4.0 million of land and approximately $481,000 of commercial real estate.  Repossessed assets consist of approximately $902,000 of equipment and $40,000 of stock.  Two properties were sold during the year ended December 31, 2009 resulting in a loss of $143,000 and two repossessed assets were sold during the year ended December 31, 2009 with no resulting loss.  Subsequent to repossession, based on new market information, $2.1 million was charged to expense to write down the value of other real estate owned and repossessed assets.

Deposits

General.  Average interest-bearing liabilities totaled $352.0 million and $325.8 million in 2009 and 2008, respectively.  Average total deposits totaled $334.1 million and $307.7 million during 2009 and 2008, respectively.  At December 31, 2009 and 2008 total deposits were $376.6 million and $296.6 million, respectively.

The following table sets forth the average deposits of the Company by category for the year ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
		Average		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand	$22,290	—%	$23,739	—%	$18,864	—%
Interest bearing demand	18,247	1.20%	15,300	2.12%	11,520	1.70%
Savings	60,101	2.55%	18,881	1.18%	19,107	3.39%
Time	233,472	2.27%	249,765	4.36%	228,748	5.32%
Total	$334,110		$307,685		$278,239

The following table sets forth the deposits of the Company by category as of December 31, 2009, 2008 and 2007.

	2009		2008		2007
		% of		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits	Amount	Deposits
Non-interest bearing demand	$21,829	5.80%	$22,162	7.47%	$24,464	7.46%
Interest bearing demand	18,588	4.94%	16,449	5.55%	13,721	4.19%
Savings	82,295	21.85%	14,461	4.87%	24,634	7.52%
Time deposits less than $100	30,054	7.98%	32,111	10.82%	59,528	18.17%
Time deposits of $100 or over	21,014	5.58%	25,162	8.49%	47,118	14.38%
Brokered deposits	202,783	53.85%	186,298	62.80%	158,199	48.28%
Total	$376,563	100.00%	$296,643	100.00%	$327,664	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more and brokered deposits, provide a relatively stable funding source for the Company’s loan portfolio and other earning assets.  The Company’s core deposits were $152.8 million and $85.2 million at December 31, 2009 and 2008, respectively, or 40.6% and 28.7%, respectively of total deposits.  Certificates of deposit of $100,000 or more and brokered deposits are not considered core deposits because their retention can be expected to be heavily influenced by rates offered at renewal.

For the years ended December 31, 2009 and 2008, our non-core deposits included wholesale funding in the form of brokered CDs of $202.8 million and $186.3 million, respectively.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the Asset Liability Committee.  These guidelines limit our brokered CDs to 65% of total deposits, dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

As of December 31, 2009, we had brokered deposits of $202.8 million, representing 53.85% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of 2010.  Because of the limitations on brokered deposits imposed by the MOU, the Consent Order, and our “undercapitalized” status, we must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  However, FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.

In addition, because the Bank is “undercapitalized,” we cannot offer an effective yield in excess of 75 basis points on interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.  Thus, for deposits in the Bank’s own normal market area, the Bank must offer rates that are not in excess of 75 basis points over the average local rates.  For non-local deposits, the Bank must offer rates that are not in excess of 75 basis points over either (1) the Bank’s own local rates or (2) the applicable non-local rates.  In other words, the Bank must adhere to the prevailing rates in its own normal market area for all deposits (whether local or non-local) and also must adhere to the prevailing rates in the non-local area for any non-local deposits.  Thus, the Bank will be unable to outbid non-local institutions for non-local deposits even if the non-local rates are lower than the rates in the Bank’s own normal market area.  Because of this interest rate cap, we may not be able to attract sufficient deposits to meet our liquidity needs.  If this were to occur, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Deposits have been a primary source of funding.  Management anticipates that deposits will continue to be the Company’s primary source of funding in the future.  The Company’s loan-to-deposit ratio was 73.06% and 108.17% at December 31, 2009 and 2008, respectively.  The maturity distribution of the Company’s time deposits of $100,000 or over at December 31, 2009 and 2008, is set forth in the following tables.

Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)

		After	After
		Three	Six
	Within	Through	Through	After
	Three	Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
December 31, 2009
Brokered Deposits	$6,800	$21,269	$174,714	$—	$202,783
Certificates of deposit of $100,000 or more	4,692	7,868	6,624	1,830	21,014
Total	$11,492	$29,137	$181,338	$1,830	$223,797

December 31, 2008
Brokered Deposits	$186,298	$—	$—	$—	$186,298
Certificates of deposit of $100,000 or more	1,782	11,231	10,494	1,655	25,162
Total	$188,080	$11,231	$10,494	$1,655	$211,460

Of the Company’s time deposits of $100,000 or over as of December 31, 2009 and 2008, 5.14% and 88.94% had scheduled maturities within three months, respectively. As of December 31, 2009 and 2008, 99.18% and 99.22%, respectively, of the Company’s time deposits of $100,000 or over had maturities within twelve months.

Other Borrowings

The following table outlines our various sources of borrowed funds during the years ended December 31, 2009, 2008 and 2007, the amounts outstanding at the end of each period and the weighted-average interest rates paid for each borrowing source.

		Period-		Weighted- Average	Maximum Outstanding
	Ending	End	Average	Rate for	at any
(Dollars in thousands)	Balance	Rate	Balance	Year	Month End
December 31, 2009
Federal Home Loan Bank advances	$—	—%	$5,384	1.34%	$25,000
Federal funds purchased	—	—%	155	0.57%	3,144
Federal reserve discount window	—	—%	63	0.00%	—
Securities sold under agreement to repurchase	30,000	3.24%	30,000	3.25%	30,000
Bank of Tennessee note payable	—	—%	246	2.85%	1,570
Subordinated debt	4,325	11.50%	4,325	11.50%	4,325

December 31, 2008
Federal Home Loan Bank advances	$25,000	1.49%	$9,645	2.33%	$30,000
Federal funds purchased	—	—%	1,312	1.85%	9,491
Securities sold under agreement to repurchase	30,000	3.24%	28,525	2.46%	30,000
Bank of Tennessee note payable	1,570	3.25%	916	3.71%	1,570
Subordinated debt	4,325	11.50%	1,294	11.50%	4,325

December 31, 2007
Securities sold under agreement to repurchase	$15,000	2.58%	$2,315	2.72%	$15,000

Subordinated Debt.  During the third quarter of 2008, we commenced a subordinated debt offering to enhance and strengthen the levels of capital and liquidity at the holding company such that we could improve the levels of regulatory capital at the Bank. We raised $4.325 million in additional capital before we closed the offering on October 15, 2008.  The subordinated notes were sold to a limited number of purchasers in a private offering, bear an interest rate of 11.5%, are callable after September 30, 2011, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

Due to diminishing cash available at the holding company level, if we are unable to raise additional capital, we will have to discontinue paying interest on the subordinated debentures after the March 2010 payments due to lack of funds.

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.  Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  As of December 31, 2009, the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances. At December 31, 2009, we had federal funds lines of credit with unrelated banks totaling $5 million.  These lines are available for general corporate purposes.  These lines may be terminated at any time based on our financial condition. We also have credit availability through the Federal Reserve Discount Window.  As of December 31, 2009, $5.9 million was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital

The FRB and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The FRB guidelines contain an exemption from the capital requirements for “small bank holding companies” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the FRB will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

At the Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

•                  Well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.

•                  Adequately capitalized if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater, and is not categorized as well capitalized.

•                  Undercapitalized if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%.

•                  Significantly undercapitalized if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%.

•                  Critically undercapitalized if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

In addition, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of a bank’s overall financial condition or prospects for other purposes.

If a bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  Moreover, the FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution, that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

As of December 31, 2009, the Bank was categorized “undercapitalized” under the regulatory framework.

Analysis of Regulatory Capital and Capital Ratios

(Dollars in thousands)	2009	2008
Tier 1 capital	$13,643	$30,836
Tier 2 capital	3,558	4,369
Total qualifying capital	$17,201	$35,205

Risk-adjusted total assets (including off-balance sheet exposures)	$275,206	$345,829

Total risk-based capital ratio	6.25%	10.18%
Tier 1 risk-based capital ratio	4.96%	8.92%
Tier 1 leverage ratio	3.12%	7.98%

Our loss for 2009 has adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order that we entered into with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010. In addition, the Consent Order requires us to achieve and maintain, by May 24, 2010, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At December 31, 2009 and 2008, the Bank had issued commitments, including standby letters of credit, to extend credit of $16.0 million and $39.7 million, respectively through various types of commercial lending arrangements.

The following tables set forth the length of time until maturity for unused commitments to extend credit at December 31, 2009 and 2008.

		After	After
		One	Three		Greater
	Within	Through	Through	Within	Than
	One	Three	Twelve	One	One
(Dollars in thousands)	Month	Months	Months	Year	Year	Total
December 31, 2009
Unused commitments to extend credit	$2,397	$1,117	$4,385	$7,899	$6,552	$14,451
Standby letters of credit	74	321	680	1,075	450	1,525
	$2,471	$1,438	$5,065	$8,974	$7,002	$15,976

December 31, 2008
Unused commitments to extend credit	$2,941	$1,889	$11,989	$16,819	$19,441	$36,260
Standby letters of credit	717	80	2,617	3,414	74	3,488
	$3,658	$1,969	$14,606	$20,233	$19,515	$39,748

Approximately $11.4 million and $30.9 million of these commitments to extend credit had variable rates as of December 31, 2009 and 2008, respectively.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in Note 1 to the financial statements in Item 1.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

We calculate the allowance for loan losses for specific types of loans and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit. Significant individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation.

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

We also maintain our general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance.  This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to:  changes in delinquent loan trends, trends in risk grades and net chargeoffs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

The current economic environment has adversely affected our general reserve requirement.  Historical data, environmental factors and loan trends have all deteriorated over the past year.  This has resulted in a larger calculated general reserve requirement than compared to a year ago.

Other Real Estate Owned

We obtain current appraisals upon possession of all properties to be held as other real estate owned and adjust property values as appropriate.  Updated appraisals are obtained periodically and further adjustments are also made as appropriate based on general market conditions and other related factors.

Liquidity Management

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the  acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash, federal funds and investments available for sale are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Historically, individual and commercial deposits have been our primary source of funds for credit activities.  These include brokered deposits, which comprise 54% of our deposit base as of December 31, 2009.  These have proven to be a reliable source of funds.  However, pursuant to the MOU, the Consent Order, and our current financial condition, our ability to access brokered deposits through the wholesale funding market is restricted.  Specifically, the Consent Order will restrict the Bank’s ability to accept, renew, or rollover brokered deposits.  Management believes that this will not have any liquidity impact in the first or second quarter of 2010 due to the extended maturities of the brokered deposits, but would cause funding issues in the third and fourth quarters of 2010.  With access to the brokered deposit market unavailable, the Bank must replace those funds with local deposits.  Deposit balances, net of brokered deposits, have increased $63.4 million from December 31, 2008 to December 31, 2009.  This was due to intentional restructuring to replace brokered deposits with local deposits.  We anticipate that our funding cost and funding mix will now remain stable until the maturity of the brokered deposits in the third quarter of 2010.

In addition to our on balance sheet sources of funds, we also rely on off-balance sheet lines of credit.  At December 31, 2009, we had lines of credit with unrelated banks totaling $5 million.  These lines are available for general corporate purposes.  These lines may be terminated at any time based on our financial condition. We also have credit availability through the Federal Reserve Discount Window.  As of December 31, 2009, $5.9 million was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.  The FHLB has informed us that due to our financial condition we are not permitted to receive any more advances.

Following the execution of the Consent Order with the FDIC and the South Carolina Board of Financial Institutions, we will be required to revise our comprehensive liquidity risk management program.  This program will assess our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program must also include effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk including the preparation and submission of liquidity reports on a regular basis to the FDIC.  The program will also contain a contingency funding plan that forecasts funding needs and funding sources under different stress scenarios.  This plan will detail how the Bank will comply with the restrictions in the Consent Order, including the restriction against brokered deposits, as well as require reports detailing all funding sources and obligations under best case and worse case scenarios.

The level of liquidity is measured by the cash, cash equivalents and securities available for sale to total assets ratio, which was at 23.8% at December 31, 2009. We anticipate that this will increase with the combination of deposit growth and shrinkage of assets in 2010.

We believe our liquidity sources are adequate to meet our first and second quarter needs.  However, based on current sources of liquidity, our sources may be insufficient in the third quarter of 2010. See section “Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)” above. If this were to occur, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature.  Therefore, interest rates have a more significant effect on the Bank’s performance than do the effects of changes in the general rate of inflation and change in prices.  In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Recently Issued Accounting Standards

Accounting standards and pronouncements of a recent nature are discussed in Notes to Consolidated Financial Statements, Note 1 - Summary of Significant Accounting Policies.  Other accounting standards that have been issued or proposed by authoritative standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

CommunitySouth Financial Corporation and Subsidiary

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of CommunitySouth Financial Corporation and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CommunitySouth Financial Corporation and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s subsidiary bank (the “Bank”) has significant capital and liquidity issues.  The Company has incurred approximately $19 million and $3 million in losses during 2009 and 2008, respectively, and the Bank is “undercapitalized” under regulatory capital guidelines.  In addition to being “undercapitalized”, effective February 23, 2010, the Bank became subject to a regulatory Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the South Carolina Board of Financial Institutions.  The uncertainty of the Company’s ability to obtain sufficient capital as well as the uncertainty of the Bank’s liquidity raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to these matters are described in Note 2.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Controls Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Greenville, South Carolina

February 26, 2010

COMMUNITYSOUTH FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2009	2008

Assets

Cash and cash equivalents
Cash and due from bank	$6,876	$5,251
Federal funds sold	31,043	4,625
Total cash and cash equivalents	37,919	9,876
Investment securities, available for sale	103,638	47,602
Other investments, at cost	1,599	1,805
Loans, net of allowance for loan losses of $12,963 and $8,088 in 2009 and 2008, respectively	262,141	312,819
Accrued interest receivable	1,440	1,628
Property and equipment, net	3,867	4,618
Bank-owned life insurance	—	5,437
Other real estate owned	6,703	415
Repossessed collateral	942	—
Other assets	3,285	3,616

Total assets	$421,534	$387,816

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$21,829	$22,162
Interest bearing	354,734	274,481
Total deposits	376,563	296,643
Repurchase agreements	30,000	30,000
Federal Home Loan Bank advances	—	25,000
Note payable	—	1,570
Subordinated debt	4,325	4,325
Accrued expenses	665	193
Accrued interest payable	1,307	1,406
Other liabilities	3	151

Total liabilities	412,863	359,288

Commitments and contingencies (Note 14)

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 35,000,000 shares authorized at December 31, 2009, and 10,000,000 shares authorized at December 31, 2008; 4,698,697 issued and outstanding at December 31, 2009 and 2008	47	47
Additional paid-in capital	29,824	29,760
Accumulated other comprehensive income (loss)	(1,134)	491
Retained deficit	(20,066)	(1,770)

Total shareholders’ equity	8,671	28,528

Total liabilities and shareholders’ equity	$421,534	$387,816

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITYSOUTH FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the years ended December 31,
	2009	2008
Interest income
Interest and fees on loans	$16,959	$20,163
Interest and dividends on investments	2,269	2,548
Total interest income	19,228	22,711

Interest expense	8,599	12,580
Net interest income	10,629	10,131

Provision for loan losses	16,990	7,168

Net interest income (loss) after provision for loan losses	(6,361)	2,963

Non-interest income
Mortgage origination fees	709	470
Gain on sale of investments	1,162	—
Other	852	922
Total non-interest income	2,723	1,392

Non-interest expense
Salaries and benefits	5,235	4,828
Occupancy	682	638
Depreciation	735	718
Equipment maintenance and rental	210	194
Advertising	227	248
Professional fees	351	449
Office supplies	82	95
Telephone	146	148
Data processing	921	758
FDIC Assessment	1,136	226
Writedown/loss on sale of other real estate owned	2,044	—
Writedown of repossessed collateral	174	—
Other	1,727	1,209
Total non-interest expense	13,670	9,511

Loss before income taxes	(17,308)	(5,156)

Income tax expense (benefit)	988	(1,806)

Net loss	$(18,296)	$(3,350)

Loss per share
Basic	$(3.89)	$(0.71)
Diluted	$(3.89)	$(0.71)
Weighted average basic shares outstanding	4,698,697	4,698,697
Weighted average diluted shares outstanding	4,698,697	4,698,697

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITYSOUTH FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2009 and December 31, 2008

(dollars in thousands)

			Additional	Accumulated Other	Retained	Total	Total
	Common Stock		Paid-in	Comprehensive	Earnings /	Shareholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity	Income (Loss)
Balance at December 31, 2007	4,698,697	$47	$29,691	$152	$1,580	$31,470

Net loss	—	—	—	—	(3,350)	(3,350)	$(3,350)

Other comprehensive income (loss):

Unrealized gains (losses) on securities, net of income taxes of $149,000	—	—	—	339	—	339	339

Total comprehensive loss							$(3,011)

Stock based compensation	—	—	69	—	—	69

Balance at December 31, 2008	4,698,697	$47	$29,760	$491	$(1,770)	$28,528

Net loss	—	—	—	—	(18,296)	(18,296)	$(18,296)

Other comprehensive income (loss):

Unrealized gains (losses) on securities, net of income taxes of $0	—	—	—	(858)	—	(858)	(858)

Reclassification adjustment for gains included in net loss, net of income taxes of $395	—	—	—	(767)	—	(767)	(767)

Total comprehensive loss							$(19,921)

Stock based compensation	—	—	64	—	—	64

Balance at December 31, 2009	4,698,697	$47	$29,824	$(1,134)	$(20,066)	$8,671

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITYSOUTH FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2009	2008
Operating activities
Net loss	$(18,296)	$(3,350)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Provision for loan losses	16,990	7,168
Stock based compensation	64	69
Depreciation	735	718
Writedown of other real estate owned	1,901	—
Loss on sale of other real estate owned	143	—
Writedown of repossessed collateral	174	—
Loss on disposal of equipment	1	—
Appreciation of bank-owned life insurance	(51)	(211)
Deferred income tax expense (benefit)	90	(2,273)
Decrease in accrued interest receivable	188	464
Decrease in accrued interest payable	(99)	(1,833)
Increase (decrease) in accrued expenses	472	(235)
Decrease (increase) in other assets	483	(598)
Increase (decrease) in other liabilities	(148)	84
Net cash provided by operating activities	2,647	3

Investing activities
Net decrease (increase) in loans outstanding	22,623	(21,267)
Purchase of investments and FHLB stock	(171,608)	(23,625)
Sale/call/maturity of investments and FHLB stock	113,911	—
Disposal (purchase) of property and equipment	15	(262)
Sale of bank-owned life insurance	5,488	—
Sale of other real estate owned	1,295	—
Sale of repossessed collateral	322	—
Net cash used in investing activities	(27,954)	(45,154)

Financing activities
Net increase (decrease) in deposit accounts	79,920	(31,020)
Increase in repurchase agreements	—	15,000
Proceeds from and (repayment) of Federal Home Loan Bank advances	(25,000)	25,000
Subordinated debt issuance	—	4,325
Proceeds from and (repayment) of Bank of Tennessee note payable	(1,570)	1,570
Net cash provided by financing activities	53,350	14,875

Net increase (decrease) in cash and cash equivalents	28,043	(30,276)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,876	40,152

CASH AND CASH EQUIVALENTS, END OF YEAR	$37,919	$9,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,698	$14,412
Income taxes	$358	$620

SCHEDULE OF NON-CASH TRANSACTIONS:
Unrealized gain (loss) on investment securities, net of income taxes	$(1,625)	$339
Loans charged-off	$12,140	$3,293

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation - The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

Principles of Consolidation - The consolidated financial statements include the accounts of CommunitySouth Financial Corporation, the parent company, CommunitySouth Bank and Trust, its wholly owned subsidiary, and All Seasons Properties, LLC, a subsidiary of the Bank, was formed in 2009 for the purpose of holding and marketing repossessed assets. All significant intercompany items have been eliminated in the consolidated financial statements.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the upstate region of South Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers.  The Bank does have a concentration of loans classified as commercial real estate.  These loans are especially susceptible to being adversely effected by the current economic downturn.  The current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that his trend will continue.  The commercial real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

Investment Securities — The Company classifies investments in equity and debt securities three categories:

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

Other Investments — CommunitySouth Bank and Trust, as a member institution, is required to own stock investments in the FHLB.  Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings.  No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value.  At December 31, 2009 and 2008, the Company’s investment in FHLB stock was $1,599,300 and $1,805,200, respectively. The dividend received on this stock is included in interest and dividends on investments.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $34,158,000 and $13,172,000 in impaired loans at December 31, 2009 and 2008, respectively.

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

Residential Loan Origination Fees - The Company offers residential loan origination services to its customers in its immediate market area.  The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides.  The fees are recognized at the time the loans are closed by the Company’s correspondent.

Income Taxes - The consolidated financial statements have been prepared on the accrual basis.  When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions taken or expected to be taken in an its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  Income taxes deferred to future years are determined utilizing an asset and liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carry-forwards.  As of December 31, 2009, in consideration of recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance to reflect its estimate that the deferred tax assets are not more-than-likely-than-not to be realized.

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

Stock–based Compensation — The Company has adopted the fair value recognition provisions to account for compensation costs under its stock option plans.  The Company previously utilized the intrinsic value method.  Under the intrinsic value method, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equaled the market price on the date of grant.

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

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Standards - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the guidance to have any impact on the Company’s financial position.  An update was issued in December, 2009, to include this guidance in the ASC.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.  On June 29, 2009, the Bank entered into a the MOU with the Commissioner of Banking of the South Carolina State Board of Financial Institutions and the Regional Director of the FDIC’s Atlanta Regional Office.  In addition on February 23, 2010 the Bank has successfully completed negotiations with the FDIC and has agreed to enter into the Consent Order with the South Carolina State Board of Financial Institutions and the FDIC.  The Consent Order supersedes the MOU.  Please see more details regarding the MOU and Consent Order in Note 2.

The Bank is subject to the FDIC insurance premiums.  Legislation has recently passed that imposed a one time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009.  This was expensed in June 2009 and was paid September 30, 2009.

Reclassifications - Certain captions and amounts in the prior financial statements were reclassified to conform with the 2009 presentation. Such reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 2 — REGULATORY ACTIONS AND GOING CONCERN CONSIDERATIONS

Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010.  The Consent Order conveys specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s current financial condition, primarily related to policy and planning issues, oversight, loan concentrations and classifications, non-performing loans, liquidity/funds management, and capital planning.

Under the terms of the Consent Order, the Bank’s various sources of liquidity will be restricted.  Based on information included in the FDIC’s report, the Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in reduced borrowing capacity.  This action also restricts the Bank’s ability to accept, renew, or roll over brokered deposits.  In addition, the Bank’s ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity is not guaranteed. The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.

In addition, the Consent Order requires the Bank to, among other things,

•                  establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors;

•                  ensure the Bank has qualified management in place to carry out the policies of the Bank’s Board of Directors and operate the Bank in a safe and sound manner;

•                  achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets;

•                  determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums;

•                  develop, within 45 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs;

•                  establish, within 60 days from the effective date of the Consent Order, a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter;

•                  enhance, within 60 days from the effective date of the Consent Order, our written plan for the reduction of classified assets, which shall include, among other things, a reduction of the Bank’s risk position in each asset in excess of $250,000 that is classified as “Substandard” or “Doubtful”;

•                  not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected.  In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “substandard” and is uncollected, unless the Bank’s Board of Directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank;

•                  perform, within 45 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit;

•                  revise, within 60 days from the effective date of the Consent Order, the Bank’s internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality;

•                  formulate and implement, within 60 days from the effective date of the Consent Order, a profit plan and comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, and the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan;

•                  enhance, within 60 days from the effective date of the Consent Order, our written funds management plan addressing liquidity, contingent funding, and asset liability management;

•                  not accept, renew, or rollover any brokered deposits.  The Bank must develop and submit to the FDIC, within 30 days from the effective date of the order, a plan for eliminating its reliance on brokered deposits.  In addition, the Bank cannot offer an effective yield in excess of 75 basis points on interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.  Thus, for deposits in the Bank’s own normal market area, the Bank must offer rates that are not in excess of 75 basis points over the average local rates.  For non-local deposits, the Bank must offer rates that are not in excess of 75 basis points over either (1) the Bank’s own local rates or (2) the applicable non-local rates;

•                  not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities; and

•                  furnish, by within 45 days from the effective date of the Consent Order and within 45 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

The Bank will continue to serve customers in all areas, including processing banking transactions, paying competitive rates on deposits, and providing access to lines of credit. All customer deposits are fully insured to the highest limits set by the FDIC, which are $250,000 for individually titled accounts and $250,000 for individually titled IRA accounts. In addition, the Bank participates in the FDIC Transaction Account Guarantee Program. Under

this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. The guarantee also applies to interest bearing transaction accounts with interest rates of 0.50 percent or less. This program is in addition to and separate from the coverage available under the FDIC general deposit insurance rules.

Should the Bank fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2009. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the  Bank’s financial condition has suffered during 2009 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the economic downturn have been particularly severe during the last 150 days. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2009 to $42.4 million. For the year ended December 31, 2009, the Bank recorded a $17.0 million provision increase the allowance for loan losses to a level which, in managements’ best judgment, adequately reflected the increased risk inherent in the loan portfolio as of December 31, 2009.

The Company and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order with the FDIC and the South Carolina Board of Financial Institutions, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2010 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

The Company relies on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described above will further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs.

The Company will also need to raise additional capital to increase capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2010. An equity financing transaction of this type would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

As a result of management’s assessment of the Company’s ability to continue as a going concern, the accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

NOTE 3 — RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2009 and 2008, these required reserves were met by vault cash.

NOTE 4 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
As of December 31, 2009
Available for sale
Mortgage-backed	$104,672	$77	$(1,211)	$103,538
Equity securities	100	—	—	100
Total available for sale	$104,772	$77	$(1,211)	$103,638

As of December 31, 2008
Available for sale
Government sponsored enterprises	$19,001	$85	$—	$19,086
Mortgage-backed	27,768	648	—	28,416
Equity securities	100	—	—	100
Total available for sale	$46,869	$733	$—	$47,602

The amortized costs and fair values of investment securities available for sale at December 31, 2009 and 2008, by contractual maturity, are shown below (in thousands).

	December 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Due within one year(1)	$100	$100	$3,101	$3,140
Due after one through five years	—	—	17,594	17,694
Due after five through ten years	—	—	5,225	5,437
Due after ten years	104,672	103,538	20,949	21,331
Total available for sale	$104,772	$103,638	$46,869	$47,602

(1)   Marketable securities are included as due within one year.

The table below summarizes gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 (in thousands).

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	Value	Loss	Value	Gain/(Loss)	Value	Gain/(Loss)
Available for sale
Mortgage-backed	$89,987	$1,211	$—	$—	$89,987	$1,211
Total available for sale	$89,987	$1,211	$—	$—	$89,987	$1,211

At December 31, 2009, the Company had mortgage-backed securities in an unrealized loss position.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the intent to hold these securities.

At December 31, 2008, the Company did not have any securities in an unrealized loss position.

The Company recognized $1.2 million in gains on sale of investments for the year ended December 31, 2009.  No investment securities were sold during 2008.

At December 31, 2009, there were $37.8 million of securities pledged as collateral for repurchase agreements from brokers and $5.2 million pledged against secured federal funds lines. There were $36.1 million of securities pledged as collateral for repurchase agreements from brokers at December 31, 2008 and $6 million pledged against secured federal funds lines.

Management limits its credit risk by generally investing its portfolio principally in obligations of the United States of America, its agencies or it corporations. Included in the investment portfolio at December 31, 2009, are mortgage-backed securities issued by the Government National Mortgage Association totaling $104.7 million.

NOTE 5 — OTHER INVESTMENTS

Other investments consisted of FHLB stock with a cost of $1,599,000 and $1,805,000 at December 31, 2009 and 2008, respectively.  All of the FHLB stock is used to collateralize advances with the FHLB.  Upon request, the stock may be sold back to the FHLB, at cost.  Due to regulatory restrictions the FHLB is under, such stock repurchases have been indefinitely put on hold.

NOTE 6 — LOANS RECEIVABLE

Major classifications of loans receivable for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):

	December 31,
	2009	2008
Real estate - construction	$81,128	$129,777
Real estate - mortgage	167,296	154,838
Commercial and industrial	25,028	33,303
Consumer and other	1,652	2,989
Total loans, gross	275,104	320,907
Less allowance for loan losses	(12,963)	(8,088)
Total loans, net	$262,141	$312,819

Loans are stated net of deferred fees and costs.

The Bank had $29,369,000 and $9,916,000 of loans classified as non-accrual status as of December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, loans past due 90 days or more and still accruing amounted to $560,000 and $6,000, respectively. See additional disclosures regarding Loans Receivable and Allowance for Loan Losses in Note 1.

Activity in the allowance for loan losses during the years ended December 31, 2009 and 2008 is summarized below (in thousands):

	Year Ended December 31,
	2009	2008
Balance, beginning of year	$8,088	$4,213
Provision charged to operations	16,990	7,168
Charge-offs, net	(12,115)	(3,293)
Balance, end of year	$12,963	$8,088

	Year Ended December 31,
Impaired Loans:	2009	2008
No valuation allowance required	$19,525	$2,590
Valuation allowance required	14,633	10,582
Total impaired loans	$34,158	$13,172

Allowance for loan losses on impaired loans at year end	$2,039	$2,802

Average investment in impaired loans	$24,374	$5,109
Interest income recognized on impaired loans:
Accrual basis	$1,240	$671
Potential problem loans	$15,933	$425

At December 31, 2009 and 2008, $36.4 million and $90.9 million of loans were pledged to the FHLB to secure advances.

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Land	$786	$786
Buildings and leasehold improvements	2,845	2,845
Property and equipment	2,833	2,758
Construction in progress	—	95
Total	6,464	6,484
Less, accumulated depreciation	(2,597)	(1,866)
Property and equipment, net	$3,867	$4,618

The Company recorded $735,000 and $718,000 in depreciation expense of property and equipment for the years ended December 31, 2009 and 2008, respectively.  Construction in progress related to a pending branch in Spartanburg, however, the project was abandoned in 2009.  All costs associated with the pending branch were either expensed or reimbursed.

NOTE 8 — DEPOSITS

The following table sets forth the deposits of the Company by category as of December 31, 2009 and 2008 (in thousands).

	December 31,
	2009	2008
Non-interest bearing demand	$21,829	$22,162
Interest bearing demand	18,588	16,449
Savings	82,295	14,461
Time deposits less than $100,000	30,054	32,112
Time deposits of $100,000 or over	21,014	25,161
Brokered time deposits	202,783	186,298
Total deposits	$376,563	$296,643

Deposits from outside the Company’s market area obtained through brokers amounted to 53.85% and 62.80% of total deposits at December 31, 2009 and 2008, respectively.

Interest expense on time deposits of $100,000 or over was $796,000 and $2,050,000 for years ending December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of certificates of deposit were as follows (in thousands):

Maturing In:	Amount
2010	$249,331
2011	4,381
2012	45
2013	94
Total	$253,851

NOTE 9 — REPURCHASE AGREEMENTS

At December 31, 2009 and 2008, the Bank had sold $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 3.24% and an average maturity of 78 months at December 31, 2009.  The maximum amount outstanding at any month-end during 2009 and 2008 was $30.0 million.  The average balance for the year was $30.0.  These agreements were secured with approximately $37.6 million of investment securities.

NOTE 10 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2009 the Bank did not have any outstanding FHLB advances.

At December 31, 2008, the Bank had $25 million in FHLB advances.  The advances were secured with approximately $45.5 million in loans and $1.8 million of stock in the FHLB.  These advances were repaid in 2009.

NOTE 11 — NOTE PAYABLE

At December 31, 2008, the Company had a $1.6 million outstanding on a line of credit at the Bank of Tennessee. The Company had pledged all of the stock of the Bank as collateral for this line of credit.  The Company repaid this note payable on February 27, 2009 and the line was terminated.

NOTE 12 — SUBORDINATED DEBT

During the third quarter of 2008, we commenced a subordinated debt offering to enhance and strengthen the levels of capital and liquidity at the holding company such that we could improve the levels of regulatory capital at the Bank. We raised $4.325 million before we closed the offering on October 15, 2008.  The subordinated notes were sold to a limited number of purchasers in a private offering, bear an interest rate of 11.5%, are callable by the Company after September 30, 2011, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

		Period-		Weighted -Average	Maximum Outstanding
	Ending	End	Average	Rate for	at any
(Dollars in thousands)	Balance	Rate	Balance	Year	Month End
December 31, 2009
Subordinated debt	$4,325	11.50%	$4,325	11.50%	$4,325

Due to diminishing cash available at the Holding company level, if we are unable to raise additional capital, we will have to discontinue paying interest on the subordinated debentures after the March 2010 payments due to lack of funds.

NOTE 13 — INCOME TAXES

Income tax expense for the year ended December 31, 2009 and 2008 is summarized as follows (in thousands):

	2009	2008
Current portion:
Federal	$(1,592)	$(253)
State	—	—
Total current income tax expense	(1,592)	(253)
Deferred income tax expense (benefit)	2,580	(1,553)
Income tax expense (benefit)	$988	$(1,806)

A reconciliation between the income tax expense and the amount is computed by applying the Federal statutory rate of 34% for 2009 and 2008 to income before income taxes follows:

	2009	2008
Federal income tax expense at statutory rate	$(5,885)	$(1,753)
Change in deferred tax asset valuation allowance	6,648	—
Other	225	(53)
Income tax expense	$988	$(1,806)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets
Allowance for loan losses	$3,426	$2,417
Organization and start-up costs	79	84
Investment securities mark-to-market adjustment	386	—
Accrued interest on non-accrual loans	46	367
Other real estate owned	655	—
NOL carryforward	2,603	—
Other	54	9
Total deferred tax assets	7,249	2,877
Deferred tax asset valuation allowance	(7,034)	—
Deferred tax assets after valuation allowance	215	2,877

Deferred tax liabilities
Loan origination costs	(69)	(89)
Investment securities mark-to-market adjustment	—	(238)
Depreciation	(45)	(139)
Prepaid expenses	(101)	(69)
Total deferred tax liabilities	(215)	(535)
Net deferred tax asset	$—	$2,342

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2009, in consideration of the recent poor financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance to reflect its estimate of the amount of deferred tax assets which are more-than-likely-than-not to be realized.  As of December 31, 2008, management determined that no valuation allowance was required as it was more-likely-than-not that the recorded net deferred tax assets would be realized in full. The net deferred tax asset is included in the caption “other assets” on the balance sheet.

The Worker, Homeownership and Business Assistance Act of 2009, in general, extended the loss carryback of net operating losses to five years from two.  The Company booked and additional tax refund of $420,000 under the Act from the carryback of net operating losses in addition to booking $2.0 million of refunds under tax regulations in effect before the 2009 Act.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 14 — LEASES

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

2010	$320
2011	329
2012	343
2013	348
2014	353
Thereafter	606
Total minimum future rental payments	$2,299

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 16 — RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) (“affiliates”) are loan customers in the normal course of business with the Bank.  These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.  As of December 31, 2009 and 2008 the Bank had related party loans totaling $19,578,004 and $20,539,348, respectively.  During 2009, advances on related party loans totaled $1,314,265 and repayments were $2,275,609. During 2008, advances on related party loans totaled $7,310,239 and repayments were $8,717,781.

Both at December 31, 2009 and 2008, affiliates had deposits with the Bank in the amounts of $2.0 million and $2.5 million, respectively.

The Company sold $1.85 million of its subordinated debt to related parties.  The debt was issued at the same terms of the other investors in the Company’s subordinated debt offering.

The Company also enters into other transactions in the ordinary course of business with affiliates.  Company policy requires transactions with affiliates to be on terms no more favorable than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.  The following transaction was entered into with affiliates during the years ended December 31, 2009 and 2008:

•                  The loan operations center in Easley was leased from a partnership in which a Company director has a partnership interest.  Lease payments on that office totaled $42,750 and $36,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 17 — SHARES OUTSTANDING AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing the net income by the sum of the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.

The following is the basic and diluted income per share computation (in thousands, except per share data):

	December 31,
	2009	2008
Net loss to common shareholders	$(18,296)	$(3,350)
Weighted-average common shares outstanding — basic	4,698,697	4,698,697
Weighted-average common shares outstanding — diluted	4,698,697	4,698,697
Loss per share — basic	$(3.89)	$(0.71)
Loss per share — diluted	$(3.89)	$(0.71)

NOTE 18 — STOCK COMPENSATION PLANS

Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  In addition, the Company has adopted a stock option plan.  As of December 31, 2009 the Company has 756,033 outstanding options to employees and directors. On January 16, 2006 the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expecting to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the years ended December 31, 2009 and 2008 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2007	761,493	$7.17	171,404	$6.40
Granted	28,600	7.82	—	—
Forfeited	(25,980)	10.57	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2008	764,113	7.08	171,404	6.40
Granted	18,850	2.51	—	—
Forfeited	(26,930)	6.57	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2009	756,033	$6.99	171,404	$6.40

At December 31, 2009 there was no intrinsic value for stock options outstanding and stock options exercisable.

The table set forth below summarizes non-vested stock options as of December 31, 2009 and 2008.

	Weighted-Average	Weighted-Average Grant Date
	Number	Fair Value
Outstanding at December 31, 2007	42,273	$6.79
Granted	28,600	3.51
Vested during the year	(7,913)	7.12
Forfeited during the year	(11,150)	5.62
Outstanding at December 31, 2008	51,810	5.33
Granted	18,850	1.45
Vested during the year	(10,897)	5.85
Forfeited during the year	(11,340)	2.76
Outstanding at December 31, 2009	48,423	$4.32

As of December 31, 2009, there was $159,989 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 32 months. As of December 31, 2008, there was $223,689 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 42 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2009:  dividend yield of 0%, expected term of 10 years, risk-free interest rate equal to the 10-year treasury rate on the respective grant date, and expected life of 10 years.  Volatility assumed for options granted during 2009 ranged from 38% to 51%.  The following assumptions were used for the 2008 estimates:  dividend yield of 0%, expected term of 10 years, risk-free interest rate of 5.0%, expected life of 10 years, and expected volatility of 20%.

Stock compensation expense recognized in 2009 and 2008 was $63,899 and $68,498, respectively.

The following table summarizes information about stock options outstanding under the Company’s plans at December 31, 2009 and 2008.

	Outstanding	Exercisable
2009
Number of options	756,033	707,610
Weighted average remaining life	5.47 years	5.29 years
Weighted average exercise price	$6.99	$6.83
High exercise price	$16.80	$16.80
Low exercise price	$1.75	$4.55
2008
Number of options	764,113	712,203
Weighted average remaining life	6.42 years	6.26 years
Weighted average exercise price	$7.08	$6.74
High exercise price	$16.80	$16.80
Low exercise price	$6.40	$6.40

No options were exercised in 2009 or 2008.

At December 31, 2009, all of the 171,404 warrants were exercisable and had an average remaining life of 5.05 years. At December 31, 2008, all of the 171,404 warrants were exercisable and had an average remaining life of 6.05 years.

NOTE 19 — EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k).  The CommunitySouth 401(k) Plan (the “Plan”), adopted in 2006, allows for employee contributions.  The Bank matches 25% of employee contributions up to a maximum of 1.25% of annual compensation.  A total of $31,735 and $25,292 was charged to operations in 2009 and 2008, respectively, for the Company’s matching contribution.  Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after five years of service.

NOTE 20 — REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Bank’s financial condition.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2009, the most recent notification from the Bank’s primary regulator categorized it as “undercapitalized” under the regulatory framework for prompt corrective action.

The FDIC completed its safety and soundness examination of the Bank in the fourth quarter of 2010.  Based on the Bank’s current financial condition, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010, which contains, among other things, a requirement that our Bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well capitalized” banks.   Under this enforcement action, the Bank may no longer accept, renew, or roll over brokered deposits.  In addition, under the Consent Order, the Bank no longer meets the regulatory requirements to be eligible for expedited processing of branch applications and certain other regulatory approvals, and the Bank is required to obtain FDIC approval before making certain payments to departing executives and before adding new directors or senior executives.  The Bank’s regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals would be forthcoming.  In addition, the Bank is required to take certain other actions in the areas of capital, liquidity, asset quality, and interest rate risk management, as well as to file periodic reports with the FDIC and the South Carolina Board of Financial Institutions regarding its progress in complying with the Consent Order.  Any material failure to comply with the terms of the Consent Order could result in further enforcement action by the FDIC.  While the Bank intends to take such actions as may be necessary to comply with the requirements of the Consent Order and subsequence FDIC guidance, the Bank may be unable to comply fully with the deadlines or other terms of the Consent Order.  See Note 2 for further discussion of the Consent Order.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2009 and December 31, 2008.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Tier 1 capital (to risk-weighted assets)	$13,643,000	4.96%	$11,008,000	4.00%	$16,512,000	6.00%
Total capital (to risk-weighted assets)	17,201,000	6.25	22,016,000	8.00	27,521,000	10.00
Tier 1 capital (to average assets)	13,643,000	3.12	17,474,000	4.00	21,843,000	5.00
December 31, 2008
Tier 1 capital (to risk-weighted assets)	$30,836,000	8.92%	$13,833,000	4.00%	$20,750,000	6.00%
Total capital (to risk-weighted assets)	35,205,000	10.18	27,666,000	8.00	34,583,000	10.00
Tier 1 capital (to average assets)	30,836,000	7.98	15,450,000	4.00	19,313,000	5.00

The FRB has similar requirements for bank holding companies. The Company currently is not subject to these requirements because the FRB applies its guidelines on a bank-only basis for bank holding companies with less than $500 million in consolidated assets.

NOTE 21 — LINES OF CREDIT

As of December 31, 2009 and 2008, the Bank had unused lines of credit to purchase federal funds from unrelated banks totaling $5,000,000 and $14,500,000, respectively.  These lines of credit are available for general banking purposes.  As of December 31, 2009 and 2008, the Bank has no funds drawn from these lines.  These lines may be withdrawn without notice.

NOTE 22 — RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  However, there are restrictions on the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances.  As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital and provisions of the Consent Order prohibiting the payment of dividends are lifted.  At December 31, 2009 and 2008, the Bank had a deficit of $19.1 million and $872,916, respectively.

NOTE 23 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.  The Company has not recorded a liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability was considered necessary, as such amounts were not considered material.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,
	2009	2008

Commitments to extend credit	$14,451	$36,260

Standby letters of credit	$1,525	$3,488

NOTE 24 — FAIR VALUE OF FINANCIAL INSTRUMENTS

GAAP requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value.  GAAP defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

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

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  In order to capture the change in credit risk, the current allowance for loan losses is also considered when determining fair value of loans receivable.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Repurchase Agreements - The fair value of repurchase agreements is estimated using a discounted cash flow calculation that applies prevailing market rates for comparable debt instruments.

FHLB Advances - The carrying value of these instruments is a reasonable estimate of fair value.

Note Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Subordinated Debt — The fair value of subordinated debt is estimated using a discounted cash flow calculation that applies prevailing market rates for comparable instruments.  Due to diminishing cash available at the holding company level, if we are unable to raise additional capital, we will have to discontinue paying interest on the subordinated debentures after the March 2010 payments due to lack of funds, and our 2009 fair value calculation reflects this.

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 are shown in the following table (in thousands).

	Carrying	Estimated
	Amount	Fair Value
December 31, 2009
Financial Assets
Cash and due from banks	$6,876	$6,876
Federal funds sold	31,043	31,043
Investment securities, available for sale	103,638	103,638
Other investments	1,599	1,599
Loans, gross	275,104	260,894

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$122,712	$122,712
Certificates of deposit and other time deposits	253,851	254,930
Repurchase agreements	30,000	31,558
Subordinated debt	4,325	2,062

December 31, 2008
Financial Assets
Cash and due from banks	$5,251	$5,251
Federal funds sold	4,625	4,625
Investment securities, available for sale	47,602	47,602
Other investments	1,805	1,805
Loans, gross	320,907	350,620
Bank-owned life insurance	5,437	5,437

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$53,072	$53,072
Certificates of deposit and other time deposits	243,571	244,001
Repurchase agreements	30,000	30,190
FHLB advances	25,000	25,000
Note payable	1,570	1,570
Subordinated debt	4,325	5,500

	2009		2008
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$14,451	$—	$36,260	$—
Standby Letters of Credit	$1,525	$—	$3,488	$—

GAAP requires new disclosure that establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  This disclosure enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurement.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy (as described above) as of December 31, 2009 and 2008.

	December, 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities, available for sale	$103,638	$—	$103,638	$—

	December, 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities, available for sale	$47,602	$—	$47,602	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2009 for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2009.

	Carrying Value at December, 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$34,158	$—	$—	$34,158
Other real estate owned	6,703	—	—	6,703
Repossessed collateral	942	—	—	942

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
(Dollars in thousands)	Impaired Loans	Other Real Estate Owned	Repossessed Collateral	Total
Beginning balance	$—	$—	$—	$—
Gains/(losses) included in earnings	—	(143)	—	(143)
Net additions	20,986	6,431	942	28,359
Transfers in/(out) of level 3	13,172	415	—	13,587
Ending balance	$34,158	$6,703	$942	$41,803

	Carrying Value at December, 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$13,172	$—	$13,172	$—
Other real estate owned	415	—	415	—

NOTE 25 — COMMUNITYSOUTH FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for CommunitySouth Financial Corporation (Parent Company only).

Condensed Balance Sheets

(dollars in thousands)

	December 31,
	2009	2008
Assets
Cash	$357	$3,029
Investment securities, available for sale	100	100
Investment in the Bank	12,509	31,327
Other assets	155	97
Total assets	$13,121	$34,553

Liabilities and shareholders’ equity
Other liabilities	$125	$130
Other borrowings	—	1,570
Subordinated debt	4,325	4,325
Shareholders’ equity	8,671	28,528
Total liabilities and shareholders’ equity	$13,121	$34,553

Condensed Statements of Operations

For the years ended December 31, 2009 and 2008

(dollars in thousands)

	2009	2008
Income	$—	$—

Expenses	(602)	(257)

Loss before income taxes and equity in undistributed loss of the Bank	(602)	(257)

Equity in undistributed loss of the Bank	(17,694)	(3,093)

Net loss before taxes	(18,296)	(3,350)

Income tax	—	—

Net loss	$(18,296)	$(3,350)

Condensed Statements of Cash Flows

For the year ended December 31, 2009 and December 31, 2008

(dollars in thousands)

	2009	2008
Cash flows from operating activities
Net loss	$(18,296)	$(3,350)
Adjustments to reconcile net loss to net cash used in by operating activities:
Increase in other assets	(59)	(90)
Stock based compensation	64	68
Equity in undistributed loss of the Bank	19,319	2,754
Change in accumulated other comprehensive income	(1,625)	339
Increase (decrease) in other liabilities	(5)	119
Net cash used in operating activities	(602)	(160)

Cash flows from investing activities
Investments in Bank subsidiary	(500)	(2,800)
Net cash used in investing activities	(500)	(2,800)

Cash flows from financing activities
Subordinated debt issue	—	4,325
Increase (decrease) in other borrowings	(1,570)	1,570
Net cash provided by (used in) financing activities	(1,570)	5,895

Net increase (decrease) in cash	(2,672)	2,935

Cash, beginning of year	3,029	94

Cash, end of year	$357	$3,029

NOTE 26 — SUBSEQUENT EVENTS

The Bank has evaluated events and transactions through the filing date for potential recognition or disclosure in the consolidated financial statements and has determined there are no subsequent events to disclose.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009.   There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 18, 2010.

Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 18, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 18, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 18, 2010.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 18, 2010.

Item 15.  Exhibits.

3.1.          Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-117053).

3.2.          Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-117053).

3.3.          Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 23, 2009).

4.1.          See Exhibits 3.1, 3.2 and 3.3 for provisions in CommunitySouth Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-117053).

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

10.11       Amendment No. 1 to the CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement, adopted November 18, 2008 (incorporated by reference as Exhibit 10.11 to the Company’s Form 10-K filed March 30, 2009).*

10.12       Subordinated Note Purchase Agreement, dated August 22, 2008 (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K filed August 28, 2008).*

10.13       Form of CommunitySouth Financial Corporation 11.5% Subordinated Note Due 2018 (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K filed August 28, 2008).*

10.14       Consent Order with the FDIC and the South Carolina Board of Financial Institutions dated February 23, 2010.

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

COMMUNITYSOUTH FINANCIAL CORPORATION

Date:	February 26, 2010	By:	/s/ C. Allan Ducker, III
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

Signature	Title	Date

/s/ David Larry Brotherton	Director	February 26, 2010
David Larry Brotherton

/s/ G. Dial Dubose	Director	February 26, 2010
G. Dial DuBose

/s/ C. Allan Ducker, III	Chief Executive Officer, Director	February 26, 2010
C. Allan Ducker, III

/s/ David W. Edwards	Director	February 26, 2010
David W. Edwards

/s/ R. Wesley Hammond	Director	February 26, 2010
R. Wesley Hammond

/s/ David A. Miller	President, Director	February 26, 2010
David A. Miller

/s/ John W. Hobbs	Chief Financial Officer and Principal Accounting Officer, Director	February 26, 2010
John W. Hobbs

/s/ W. Michael Riddle	Director	February 26, 2010
W. Michael Riddle

/s/ Joanne M. Rogers	Director	February 26, 2010
Joanne M. Rogers

/s/ B. Lynn Spencer	Director	February 26, 2010
B. Lynn Spencer

/s/ J. Neal Workman, Jr.	Director	February 26, 2010
J. Neal Workman, Jr.

/s/ Daniel E. Youngblood	Director	February 26, 2010
Daniel E. Youngblood

Exhibit Index

3.1.          Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-117053).

3.2.          Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-117053).

3.3           Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 23, 2009).

4.1.          See Exhibits 3.1, 3.2 and 3.3 for provisions in CommunitySouth Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-117053).

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

10.11       Amendment No. 1 to the CommunitySouth Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement, adopted November 18, 2008 (incorporated by reference as Exhibit 10.11 to the Company’s Form 10-K filed March 30, 2009).*

10.12       Subordinated Note Purchase Agreement, dated August 22, 2008 (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K filed August 28, 2008).*

10.13       Form of CommunitySouth Financial Corporation 11.5% Subordinated Note Due 2018 (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K filed August 28, 2008).*

10.14       Consent Order with the FDIC and the South Carolina Board of Financial Institutions dated February 23, 2010.

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