Form 10-Q
period 2010-03-31
CommunitySouth Financial CORP
filed 2010-05-24
CIK 1295879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,698,697 shares of common stock, $0.01 par value per share, were issued and outstanding as of May 14, 2010.

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents
Cash and due from bank	$7,781	$6,876
Federal funds sold	10,285	31,043
Total cash and cash equivalents	18,066	37,919
Investment securities, available for sale	158,481	103,638
Other investments, at cost	1,599	1,599
Loans, net of allowance for loan losses of $12,941 at March 31, 2010 and $12,963 at December 31, 2009	246,798	262,141
Accrued interest receivable	1,129	1,440
Property and equipment, net	3,708	3,867
Other real estate owned	7,586	6,703
Repossessed collateral	940	942
Other assets	2,545	3,285

Total assets	$440,852	$421,534

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$24,551	$21,829
Interest bearing	372,274	354,734
Total deposits	396,825	376,563
Repurchase agreements	30,000	30,000
Subordinated debt	4,325	4,325
Accrued interest payable	1,546	1,307
Accrued expenses	648	665
Other liabilities	2	3

Total liabilities	433,346	412,863

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 35,000,000 shares authorized, 4,698,697 issued and outstanding at March 31, 2010 and December 31, 2009	47	47
Additional paid-in capital	29,841	29,824
Accumulated other comprehensive income (loss)	(211)	(1,134)
Retained deficit	(22,171)	(20,066)
Total shareholders’ equity	7,506	8,671

Total liabilities and shareholders’ equity	$440,852	$421,534

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF (LOSS)

(UNAUDITED)

(dollars in thousands, except share data)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Interest income
Interest and fees on loans	$3,543	$4,370
Interest and dividends on investments	674	563
Total interest income	4,217	4,933

Interest expense	2,337	2,080

Net interest income	1,880	2,853

Provision for loan losses	1,000	1,305

Net interest income after provision for loan losses	880	1,548

Non-interest income
Mortgage origination revenue	163	62
Gain on sale of securities	54	520
Other	205	232
Total non-interest income	422	814

Non-interest expense
Salaries and benefits	1,395	1,239
Data processing	216	222
Occupancy	182	171
Depreciation	176	180
Equipment maintenance and rental	77	42
Advertising	36	36
Professional fees	354	91
Office supplies	23	23
Telephone	35	37
FDIC assessments	402	96
Loss on sale of other real estate owned and repossessed collateral	15	—
Other	496	279
Total non-interest expense	3,407	2,416

Loss before income taxes	(2,105)	(54)

Income tax benefit	—	(18)

Net loss	$(2,105)	$(36)

Loss per share
Basic	$(0.45)	$(0.01)
Diluted	$(0.45)	$(0.01)

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,698,697

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three-month periods ended March 31, 2010 and March 31, 2009

(UNAUDITED)

(dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity	Loss
Balance at December 31, 2009	4,698,697	$47	$29,824	$(1,134)	$(20,066)	$8,671

Net loss	—	—	—	—	(2,105)	(2,105)	$(2,105)

Other comprehensive income (loss):

Unrealized income on securities, net of income taxes of $0	—	—	—	915	—	915	915

Reclassification of realized losses	—	—	—	8	—	8	8

Total comprehensive loss							$(1,182)

Stock option compensation	—	—	17	—	—	17

Balance at March 31, 2010	4,698,697	$47	$29,841	$(211)	$(22,171)	$7,506

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Income	(Deficit)	Equity	Loss
Balance at December 31, 2008	4,698,697	$47	$29,760	$491	$(1,770)	$28,528

Net loss	—	—	—	—	(36)	(36)	$(36)

Other comprehensive income(loss):

Unrealized loss on securities, net of income taxes of $63	—	—	—	(692)	—	(692)	(692)

Reclassification of realized losses	—	—	—	342	—	342	342

Total comprehensive loss							$(386)

Stock option compensation	—	—	17	—	—	17

Balance at March 31, 2009	4,698,697	$47	$29,777	$141	$(1,806)	$28,159

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2010	2009
Operating activities
Net loss	$(2,105)	$(36)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	1,000	1,305
Stock option compensation	17	17
Appreciation of bank-owned life insurance	—	(48)
Gain on sale of securities	(54)	(520)
Depreciation	176	180
Loss on sale of other real estate owned and repossessed collateral	15	—
Deferred income tax benefit	—	(10)
Income tax refund	1,027	—
Decrease in accrued interest receivable	311	164
Increase (decrease) in accrued interest payable	239	(737)
Increase (decrease) in accrued expenses	(17)	49
Increase in other assets	(288)	(1,699)
Decrease in other liabilities	(1)	(1)

Net cash provided by (used in) operating activities	320	(1,336)

Investing activities
Net decrease in loans outstanding	12,920	4,298
Sale of bank owned life insurance	—	4,576
Purchase of investment securities	(80,000)	(60,696)
Sale/call/maturity of investment securities	26,134	58,651
Purchases of FHLB stock	—	(19)
Purchase of property and equipment	(16)	(153)
Sale of other real estate owned and repossessed collateral	527	—

Net cash provided by (used in) investing activities	(40,435)	6,657

Financing activities
Net increase in deposit accounts	20,262	24,782
Repayment of FHLB	—	(25,000)
Repayment of Bank of Tennessee advance	—	(1,570)

Net cash provided by (used in) financing activities	20,262	(1,788)

Net increase (decrease) in cash and cash equivalents	(19,853)	3,533

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,919	9,876

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,066	$13,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for (received from):
Interest	$2,098	$1,343
Income taxes	$(1,027)	$—
Schedule of non-cash transactions
Unrealized gains (losses) on investment securities, net of income taxes	$915	$(692)
Loans charged-off (recovered)	$1,022	$(20)
Transfers to other real estate owned	$(1,423)	$(1,270)

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity and Organization — CommunitySouth Financial Corporation (the “Company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the “Bank”).  The Bank is a state chartered bank organized under the laws of South Carolina.  From inception on March 20, 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution.  The Company received approval from the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board (“FRB”) and the South Carolina State Board of Financial Institutions in January 2005.

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

Basis of Presentation — The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and to general practices in the banking industry for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of CommunitySouth Financial Corporation, the parent company, and CommunitySouth Bank and Trust, its wholly owned subsidiary, and All Seasons Properties, LLC, a subsidiary of the Bank, which was formed in 2009 for the purpose of holding and marketing repossessed assets. All significant intercompany items have been eliminated in the consolidated financial statements.

Management’s Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

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

Investment Securities — The Company classifies investments in equity and debt securities in three categories:

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

Other Investments — The Bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta (the “FHLB”).  Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings.  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.  At March 31, 2010 and December 31, 2009, the Company’s investment in FHLB stock was $1,599,300.  The dividend received on this stock is included in interest and dividends on investments.

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

Loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful according to the contractual terms of the loan agreement.  A loan is also considered impaired if its terms are modified in a troubled debt restructuring.  Loans are generally placed on non-accrual status when principal or interest becomes 90 days past due, or when payment in full is not anticipated.  Additionally, impaired loans are typically placed in non-performing status if it is determined that the entire balance of  principal and interest of the loan cannot be repaid, and future payments are applied to principal until such time as collection of the obligation is no longer doubtful. Interest accrual resumes only when loans return to performing status.  To return to performing status, loans must be fully current, and continued timely payments must be a reasonable expectation.  When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income.  Cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $43,858,000 and $34,158,000 in impaired loans at March 31, 2010 and December 31, 2009, respectively.

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

A loan is considered impaired when, based on current information and events, it is doubtful that the Company will be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for large loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify smaller loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Bank-Owned Life Insurance — As of March 31, 2010, the Company has no remaining bank-owned life insurance policies.  The Company made the decision to sell these policies in 2009 in order to help reduce assets, thereby improving the Bank’s risk based capital ratio. During the first quarter of 2009, the Company began the process of divesting of its key employee life insurance policies by selling policies at no gain or loss.  Income from these policies and changes in the net cash surrender value were recorded in non-interest income. The final policy was sold in April 2009.

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

Mortgage Origination Revenue — The Bank offers residential loan origination services to its customers in its immediate market area.  The loans are offered on terms and prices offered by the Bank’s correspondents and are closed in the name of the Bank with preapproval from the correspondents.  The Bank receives fees for services it provides in conjunction with the origination services it provides.  The fees are recognized at the time the loans are sold to the Bank’s correspondent.

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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  Income taxes deferred to future years are determined utilizing an asset and liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carry-forwards.  As of March 31, 2010 and December 31, 2009, due to the Company’s recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance for these deferred tax assets.  This valuation allowance reflects management’s estimate that the deferred tax assets are not more-than-likely-than-not to be realized.

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

Stock—based Compensation — The Company has adopted the fair value recognition provisions to account for compensation costs under its stock option plans.  The Company previously utilized the intrinsic value method.  Under the intrinsic value method, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equaled the market price on the date of grant.

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

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.  On June 29, 2009, the Bank entered into a Memorandum of Understanding (the “MOU”) with the South Carolina Board of Financial Institutions and the FDIC.  In addition, on February 23, 2010 the Bank entered into a Consent Order (the “Consent Order”) with these same regulators which supersedes the MOU.  Additionally, on March 1, 2010, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond, which contains provisions similar to the articles in the Bank’s Consent Order with the South Carolina Board of Financial Institutions and the FDIC.  Please see Note 3 for more details regarding these regulatory agreements.

Reclassifications - Certain captions and amounts in the prior financial statements were reclassified to conform with the 2010 presentation.  Such reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 3 — REGULATORY ACTIONS AND GOING CONCERN CONSIDERATIONS

Memorandum of Understanding

As a result of the issues stemming from the economic downturn, on June 29, 2009 the Bank entered into the MOU with the South Carolina Board of Financial Institutions and the FDIC.  The MOU required the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for returning to a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an adequate loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.  Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.

In addition, in mid-February 2010 the Bank received a supervisory letter from the FDIC dated February 11, 2010, which provided for additional restrictions and mandatory actions to be taken by the Bank.  These restrictions and actions were all substantially addressed and superseded by the subsequent Consent Order discussed in the subsection below.  However, in order to comply with the supervisory letter, the Bank was required to prepare and submit to the FDIC a capital restoration plan no later than April 2, 2010, which submission date was sooner than a similar requirement under the Consent Order.  The Bank submitted its capital restoration plan to the FDIC on April 2, 2010.

Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010.  The Consent Order, which supersedes the MOU, conveys specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.

Specifically, the Consent Order requires the Bank to, among other things,

•                  establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s board of directors.  A plan to monitor compliance with the Consent Order was established by the Bank’s board of directors at a meeting held on March 16, 2010.  Pursuant to the plan, the board created and appointed four of its members to serve on a consent order compliance committee to monitor the Bank’s compliance with the Consent Order.  The committee has met five times since its creation on March 16, 2010;

•                  ensure the Bank has qualified management in place to carry out the policies of the Bank’s board of directors and operate the Bank in a safe and sound manner.  A management plan, which includes organizational structure and management assessment, was approved by the Bank’s board of directors and submitted to the supervisory authorities on April 12, 2010;

•                  achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.  At this time, we do not believe that we will be able to meet these minimum capital requirements within 120 days from the effective date of the Consent Order.  If this were to occur, then within 30 days of such determination the Bank would be required to submit a written plan to the FDIC describing the means and timing by which the Bank will increase such ratios up to or in excess of the established minimums;

•                  develop, within 45 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.  The Bank prepared a written analysis and assessment of its management and staffing needs and submitted this analysis to the supervisory authorities on April 12, 2010;

•                  establish, within 60 days from the effective date of the Consent Order, a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.  The Bank’s board of directors and consent order compliance committee reviewed and approved a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, and this policy was submitted to the supervisory authorities prior to the April 27, 2010 deadline;

•                  enhance, within 60 days from the effective date of the Consent Order, the Bank’s written plan for the reduction of classified assets, which shall include, among other things, a reduction of the Bank’s risk position in each asset in excess of $250,000 that is classified as “Substandard” or “Doubtful.”  A plan to reduce the Bank’s classified assets was reviewed and approved by the Bank’s board of directors and consent order compliance committee on April 20, 2010.  The plan was submitted to the supervisory authorities on the April 27, 2010 deadline;

•                  not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected.  In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “substandard” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.  The Bank has not knowingly extended, directly or indirectly, any additional credit to, or for the benefit of, any borrower who was a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected;

•                  perform, within 45 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.  The Bank performed a risk segmentation analysis with respect to its concentrations of credit, and this analysis was reviewed and approved by the consent order compliance committee on April 6, 2010 and by the Bank’s board of directors on April 8, 2010. This analysis was submitted to the supervisory authorities by the April 12, 2010 deadline;

•                  revise, within 60 days from the effective date of the Consent Order, the Bank’s internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the

Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.  The Bank revised and updated its internal loan review plan, which was reviewed and approved by the Bank’s board of directors and the consent order compliance committee on April 20, 2010. The plan was submitted to the supervisory authorities prior to the April 27, 2010 deadline;

•                  formulate and implement, within 60 days from the effective date of the Consent Order, a profit plan and comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, and the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan.  The Bank created a profit plan and budget for all categories of income and expense, which includes adjustments where the Bank either exceeded budget or had budget shortfalls in order to provide realistic projections going forward.  The profit plan and budget were reviewed and approved by the Bank’s board of directors on April 20, 2010 and were submitted to the supervisory authorities prior to the April 27, 2010 deadline;

•                  enhance, within 60 days from the effective date of the Consent Order, the Bank’s written funds management plan addressing liquidity, contingent funding, and asset liability management.  The Bank’s funds management plan, which addresses liquidity, contingent funding, and asset liability management, was reviewed and approved by the Bank’s board of directors and the consent order compliance committee on April 20, 2010 and was submitted to the supervisory authorities prior to the April 27, 2010 deadline;

•                  not accept, renew, or rollover any brokered deposits.  The Bank must develop and submit to the FDIC, within 30 days from the effective date of the Consent Order, a plan for eliminating its reliance on brokered deposits.  A plan was approved by the Bank’s board of directors and consent order compliance committee on March 24, 2010 and was submitted to the FDIC on March 25, 2010.  Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits;

•                  not offer an effective yield in excess of 75 basis points over interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.  However, on April 1, 2010, we applied for and received a determination from the FDIC that our market areas were all high interest rate areas.  As a result, we have permission to pay deposit rates of up to 75 basis points over the local rates (assuming the local rates exceed the applicable non-local rates) and on non-local deposits gathered in our normal market area even if these rates exceed non-local rates by more than 75 basis points;

•                  not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.  Since entering into the Consent Order, the Bank has not declared or paid any dividends or bonuses or made any distributions of interest, principal, or other sums on subordinated debentures; and

•                  furnish, within 45 days from the effective date of the Consent Order and within 45 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.  The Bank has furnished written progress reports to the supervisory authorities as required by the Consent Order.

Additionally, on March 1, 2010, the Company entered into an informal agreement with the Federal Reserve Bank of Richmond.  The informal agreement contains provisions similar to those in the Bank’s MOU with the FDIC and the South Carolina Board of Financial Institutions, including a requirement that the Company obtain the prior written approval of the Federal Reserve Bank of Richmond before (1) declaring or paying any dividends, (2) directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank, (3) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (4) directly or indirectly, incurring, increasing or guaranteeing any debt, and (5) directly or indirectly, purchasing or redeeming any shares of its stock.  Pursuant to our plans to preserve capital and to inject more capital into the Bank, the Company has no plans to undertake any of the foregoing activities.

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2010. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2009 and the first quarter of 2010 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the economic downturn have been particularly severe during the last 150 days. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2009 and in the first quarter of 2010. For the year ended December 31, 2009 and for the quarter ended March 31, 2010, the Bank recorded a $17 million and $1 million provision, respectively, to increase the allowance for loan losses to a level which, in managements’ best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the year end and quarter end periods, respectively.

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

The Company will also need to raise additional capital to increase capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2010. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 4 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
As of March 31, 2010	Cost	Gains	Losses	Value
Available for sale
US treasuries	$80,000	$—	$—	$80,000
Mortgage-backed	78,592	118	329	78,381
Marketable securities	100	—	—	100
Total available for sale	$158,692	$118	$329	$158,481

	Amortized	Gross Unrealized		Fair
As of December 31, 2009	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed	104,672	77	(1,211)	103,538
Marketable securities	100	—	—	100
Total available for sale	$104,772	$77	$—	$103,638

The table below summarizes gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 (in thousands).

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2010	Value	Loss	Value	Loss	Value	Loss
Available for sale
Mortgage-backed	$58,275	$329	$—	$—	$58,275	$329
Total available for sale	$58,275	$329	$—	$—	$58,275	$329

NOTE 5 — LEASES

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

2010	$240
2011	329
2012	343
2013	348
2014	353
Thereafter	606
Total minimum future rental payments	$2,219

The loan operations center in Easley is leased from a partnership in which a Company director has a partnership interest.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 8 — STOCK-BASED COMPENSATION

Upon completion of the offering, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  In addition, the Company has adopted a stock option plan.  As of March 31, 2010 the Company has 755,646 outstanding options to employees and directors. On January 16, 2006 the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they typically vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the quarter ended March 31, 2010 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2009	756,033	$6.99	171,404	$6.40
Granted	100	0.56	—	—
Forfeited	487	8.80	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2010	755,646	6.98	171,404	6.40

The table set forth below summarizes non-vested stock options as of March 31, 2010.

		Fair
	Number	Value
Outstanding at December 31, 2009	48,423	$4.32
Granted	100	0.37
Vested	2,097	6.07
Forfeited	383	3.55
Outstanding at March 31, 2010	46,043	4.23

As of March 31, 2010, there was $142,358 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 29 months. As of December 31, 2009, there was $159,989 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which was expected to be recognized over a weighted average period of 32 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2010:  dividend yield of 0%, expected term of 10 years, risk-free interest rate equal to the 10-year treasury rate on the respective grant date, expected life of 10 years, and expected volatility of 51%.  The following assumptions were used for the 2009 estimates:  dividend yield of 0%, expected term of 10 years, risk-free interest rate equal to the 10-year treasury rate on the respective grant date, and expected life of 10 years.  Volatility assumed for options granted during 2009 ranged from 38% to 51%.

The following table summarizes information about stock options outstanding under the Company’s plans at March 31, 2010 and December 31, 2009.

March 31, 2010	Outstanding	Exercisable
Number of options	755,646	709,603
Weighted average remaining life	5.22 years	5.05 years
Weighted average exercise price	$6.98	$6.85
High exercise price	$16.80	$16.80
Low exercise price	$0.56	$2.50

December 31, 2009	Outstanding	Exercisable
Number of options	756,033	707,610
Weighted average remaining life	5.47 years	5.29 years
Weighted average exercise price	$6.99	$6.83
High exercise price	$16.80	$16.80
Low exercise price	$1.75	$4.55

There were no options exercised during the quarter and thus no cash was received related to this type of transaction. There was no intrinsic value of options exercised during 2010 and 2009.

At March 31, 2010, all of the 171,404 warrants were exercisable and had an average remaining life of 4.80 years. At December 31, 2009, all of the 171,404 warrants were exercisable and had an average remaining life of 5.05 years.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Subordinated Debt — The fair value of subordinated debt is estimated using a discounted cash flow calculation that applies prevailing market rates for comparable instruments.  Due to diminishing cash available at the holding company level, if we are unable to raise additional capital, we may have to discontinue paying interest on the subordinated debentures after the March 2010 payments due to lack of funds, and our fair value calculation reflects this.

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2010 and 2009 are shown in the following tables (dollars in thousands).

	Carrying	Estimated
	Amount	Fair Value
March 31, 2010
Financial Assets
Cash and due from banks	$7,781	$7,781
Federal funds sold	10,285	10,285
Investment securities, available for sale	158,481	158,481
Other investments	1,599	1,599
Loans, gross	259,739	245,929

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$110,021	$110,021
Certificates of deposit and other time deposits	286,804	288,645
Repurchase agreements	30,000	31,606
Subordinated debt	4,325	1,868

December 31, 2009
Financial Assets
Cash and due from banks	$6,876	$6,876
Federal funds sold	31,043	31,043
Investment securities, available for sale	103,638	103,638
Other investments	1,599	1,599
Loans, gross	275,104	260,894

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$122,712	$122,712
Certificates of deposit and other time deposits	253,851	254,930
Repurchase agreements	30,000	31,558
Subordinated debt	4,325	2,062

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$11,855	$—	$15,451	$—
Standby Letters of Credit	$1,468	$—	$1,525	$—

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy (as described above) as of March 31, 2010.

	March 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities, available for sale	$158,481	$—	$158,481	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2010 for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2010.

	Carrying Value at March 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses	$41,168	$—	$—	$41,168
Other real estate owned	7,586	—	—	7,586
Repossessed collateral	940	—	—	940

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
(Dollars in thousands)	Impaired Loans	Other Real Estate Owned	Repossessed Collateral	Total
Beginning balance	$34,158	$6,703	$942	$41,803
Gains/(losses) included in earnings	—	(14)	(1)	(15)
Net additions	7,010	897	(1)	7,906
Transfers in/(out) of level 3	—	—	—	—
Ending balance	$41,168	$7,586	$940	$49,694

NOTE 10 — SUBSEQUENT EVENTS

The Bank has evaluated events and transactions through our filing date for potential recognition or disclosure in the consolidated financial statements and has determined there are no subsequent events to disclose.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements.  The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2009.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and the following:

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;
•	the effects of our efforts to raise capital on our balance sheet, liquidity, capital, and profitability;
•	our ability to retain our existing customers, including our deposit relationships;
•	our ability to comply with the terms of the Consent Order between the Bank and its supervisory authorities within the time frames specified;
•	the rate of delinquencies and amounts of loans charged-off;
•	our rapid growth through 2008 and short operating history;
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
•

our reliance on available secondary funding sources such as Federal Reserve Discount Window borrowings, sales of securities and loans, and secured federal funds lines of credit from correspondent banks, to meet our liquidity needs;

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
•

the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  During 2008 and 2009 and thus far in 2010, the capital and credit markets continued to experience extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

Overview

The following discussion describes our results of operations for the three months ended March 31, 2010 and also analyzes our financial condition as of March 31, 2010.  We received approvals from the FDIC, the FRB, and the South Carolina Board of Financial Institutions during January 2005, and commenced business on January 18, 2005.

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

Current Economic Environment

Markets in the United States, including our market areas, have experienced extreme volatility and disruption for more than 12 months.  According to the National Bureau of Economic Research, the United States entered into an economic recession in December 2007.  Dramatic slowdowns in the residential housing industry with falling home prices, increasing foreclosures, and rising unemployment levels have created strains on the loan portfolios of many financial institutions.  Median home sales continued to decline during 2009 and in the first quarter of 2010 nationally and in our primary market area, South Carolina.  As a result, the level of foreclosures by homebuilders and homeowners continued to increase.

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

The Effect of the Current Economic Environment on our Bank

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008 and continuing through the first quarter of 2010, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  During the first quarter of 2010, delinquencies over 90 days continued to increase, resulting in an increase in non-accrual loans indicating significant credit quality deterioration and probable losses.  In particular, loans secured by real estate, including acquisition, construction, and development projects, demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales.  This deterioration manifested itself in our borrowers in the following ways: (i) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (ii) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (iii) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

As of March 31, 2010, approximately 90.9% of our loans had real estate as a primary or secondary component of collateral.  Included in our loans secured by real estate, we have approximately $36.2 million of acquisition and development (“A&D”) loans as of March 31, 2010, most of which are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).   Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Included in our loans secured by real estate, we have approximately $37.2 million of acreage and finished or buildable lot loans as of March 31, 2010.  These loans are comprised of loans to borrowers for raw land and lots in subdivisions that have utilities and are ready to be built on individually but not as part of an entire development project.  These loans are generally repaid with the proceeds from the sale of the property.  As with our A&D loans, many of these borrowers are also experiencing financial difficulties and the greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

The result of the above was an increase in the level of our non-performing assets during the first quarter of 2010.  As of March 31, 2010, our non-performing assets equaled $45.0 million, or 10.2% of assets, as compared to $42.4 million, or 10.1% of assets, as of December 31, 2009.  For the three months ended March 31, 2010, we recorded a provision for loan losses of $1,000,000 and net loan charge-offs of $1.0 million, or 0.4% of average loans, as compared to a $1.3 million provision for loan losses and net loan recoveries of $20,000, for the three months ended March 31, 2009.  In addition, our net interest margin decreased to 1.83% for the three months ended March 31, 2010 from 3.05% for the three months ended March 31, 2010.  In total, the above reduced our first quarter 2010 earnings by more than $1.6 million compared to first quarter 2009.  As a result, as of March 31, 2010, we are deemed to be “significantly undercapitalized.”

The adverse economic environment has also placed greater pressure on our deposits, as we have been taking steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing in the past years.  We generally obtained out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  As of March 31, 2010, we had brokered deposits of $195.9 million, representing 49.36% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of 2010.  As a result of the limitations on brokered deposits imposed by the Consent Order and our “significantly undercapitalized” designation, we must find other sources of liquidity to replace these deposits as they mature.  At the end of the fourth quarter of 2009 the Bank started using an internet based certificate of deposit gathering service.  We believe this will aid in our sources of funds to replace our brokered deposits.  The Bank’s internet based deposits have increased from $1.8 million at December 31, 2009 to $24.5 million as of March 31, 2010.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  However, the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.  At March 30, 2010, we had federal funds lines of credit with unrelated banks totaling $5.0 million.  These lines are available for general corporate purposes but may be terminated at any time based on our financial condition.  Thus, we can make no assurances that this funding source will continue to be available to us.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions.  Because the Bank is not well capitalized, it would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website.  However, on April 1, 2010, we applied for and received a determination from the FDIC that our market areas were all high interest rate areas.  As a result, we have permission to pay deposit rates of up to 75 basis points over the local rates (assuming the local rates exceed the applicable non-local rates) and on non-local deposits gathered in our normal market area even if these rates exceed non-local rates by more than 75 basis points.  Nevertheless, if we are unable to attract sufficient deposits to meet our liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

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

Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.  For example:

•                  As of March 31, 2010, we are deemed to be “significantly undercapitalized.”  We have developed a capital plan for returning to a “well-capitalized” designation, and we submitted this plan to the FDIC and the South Carolina Board of Financial Institutions in July 2009.  Our capital plan outlines how we intend to return our Bank’s risk-based capital ratio level over 10% by (i) reducing our overall amount of assets and, in particular, our amount of risk-based assets and (ii) raising additional capital.  To reduce our amount of assets, we have sold assets such as our bank-owned life insurance and some of our available for sale securities.  In addition, we are actively seeking buyers for part of our loan portfolio.  As a result of these steps, we decreased our amount of risk-based assets by $21.6 million from December 31, 2009 to March 31, 2010.  We are also exploring additional financing alternatives to strengthen the capital levels of the Bank.

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

•                  We have implemented a plan to decrease the concentration of our commercial real estate loans.  Since January 2009, we have effectively ceased making any new commercial real estate loans and we are decreasing the existing level of these loans through the normal sale of real estate by borrowers and by encouraging borrowers who are not full relationship clients of the Bank to seek other financing when their loans mature.  We are also actively seeking secondary market permanent financing for recently completed residential construction projects.  As a result of these efforts, our amount of commercial real estate loans decreased from $151.6 million at December 31, 2008 to $114.6 million at March 31, 2010.

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

•                  On September 10, 2009, we submitted to the FDIC and the South Carolina Board of Financial Institutions a revised Funds Management Policy to reflect our plan to continue to improve liquidity levels and reduce our reliance on brokered deposits and other non-core funding sources over the next 18 months.  We grew rapidly in our initial years of operations, which we funded with a combination of local deposits and wholesale funding, including brokered deposits.  As of March 31, 2010, we are deemed to be “significantly undercapitalized” and, as a result, can no longer accept, renew or roll over brokered deposits without the prior consent of the FDIC.  Thus, we are actively focused on eliminating brokered deposits on our balance sheet.  We improved the Bank’s liquidity position by raising approximately $27.2 million in new deposits through the use of an internet based deposit gathering system along with growth of local deposits from December 31, 2009 to March 31, 2010.

In addition, in mid-February 2010 the Bank received a supervisory letter from the FDIC dated February 11, 2010, which provided for additional restrictions and mandatory actions to be taken by the Bank.  These restrictions and actions were all substantially addressed and superseded by the subsequent Consent Order discussed in the subsection below.  However, in order to comply with the supervisory letter, the Bank was required to prepare and submit to the FDIC a capital restoration plan no later than April 2, 2010, which submission date was sooner than a similar requirement under the Consent Order.  The Bank submitted its capital restoration plan to the FDIC on April 2, 2010.

Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010.  The Consent Order, which supersedes the MOU, conveys specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.

Specifically, the Consent Order requires the Bank to, among other things,

•                  establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s board of directors.  A plan to monitor compliance with the Consent Order was established by the Bank’s board of directors at a meeting held on March 16, 2010.  Pursuant to the plan, the board created and appointed four of its members to serve on a consent order compliance committee to monitor the Bank’s compliance with the Consent Order.  The committee has met five times since its creation on March 16, 2010;

•                  ensure the Bank has qualified management in place to carry out the policies of the Bank’s board of directors and operate the Bank in a safe and sound manner.  A management plan, which includes organizational structure and management assessment, was approved by the Bank’s board of directors and submitted to the supervisory authorities on April 12, 2010;

•                  achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.  At this time, we do not believe that we will be able to meet these minimum capital requirements within 120 days from the effective date of the Consent Order.  If this were to occur, then within 30 days of such determination the Bank would be required to submit a written plan to the FDIC describing the means and timing by which the Bank will increase such ratios up to or in excess of the established minimums;

•                  develop, within 45 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.  The Bank prepared a written analysis and assessment of its management and staffing needs and submitted this analysis to the supervisory authorities on April 12, 2010;

•                  establish, within 60 days from the effective date of the Consent Order, a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.  The Bank’s board of directors and consent order compliance committee reviewed and approved a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, and this policy was submitted to the supervisory authorities prior to the April 27, 2010 deadline;

•                  enhance, within 60 days from the effective date of the Consent Order, the Bank’s written plan for the reduction of classified assets, which shall include, among other things, a reduction of the Bank’s risk position in each asset in excess of $250,000 that is classified as “Substandard” or “Doubtful.”  A plan to reduce the Bank’s classified assets was reviewed and approved by the Bank’s board of directors and consent order compliance committee on April 20, 2010.  The plan was submitted to the supervisory authorities on the April 27, 2010 deadline;

•                  not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected.  In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “substandard” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.  The Bank has not knowingly extended, directly or indirectly, any additional credit to, or for the benefit of, any borrower who was a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected;

•                  perform, within 45 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.  The Bank performed a risk segmentation analysis with respect to its concentrations of credit, and this analysis was reviewed and approved by the consent order compliance committee on April 6, 2010 and by the Bank’s board of directors on April 8, 2010. This analysis was submitted to the supervisory authorities by the April 12, 2010 deadline;

•                  revise, within 60 days from the effective date of the Consent Order, the Bank’s internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.  The Bank revised and updated its internal loan review plan, which was reviewed and approved by the Bank’s board of directors and the consent order compliance committee on April 20, 2010. The plan was submitted to the supervisory authorities prior to the April 27, 2010 deadline;

•                  formulate and implement, within 60 days from the effective date of the Consent Order, a profit plan and comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, and the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan.  The Bank created profit plan and budget for all categories of income and expense, which includes adjustments where the Bank either exceeded budget or had budget shortfalls in order to provide realistic projections going forward.  The profit plan and budget were reviewed and approved by the Bank’s board of directors on April 20, 2010 and were submitted to the supervisory authorities prior to the April 27, 2010 deadline;

•                  enhance, within 60 days from the effective date of the Consent Order, the Bank’s written funds management plan addressing liquidity, contingent funding, and asset liability management.  The Bank’s funds management plan, which addresses liquidity, contingent funding, and asset liability management, was reviewed and approved by the Bank’s board of directors and the consent order compliance committee on April 20, 2010 and was submitted to the supervisory authorities prior to the April 27, 2010 deadline;

•                  not accept, renew, or rollover any brokered deposits.  The Bank must develop and submit to the FDIC, within 30 days from the effective date of the Consent Order, a plan for eliminating its reliance on brokered deposits.  A plan was approved by the Bank’s board of directors and consent order compliance committee on March 24, 2010 and was submitted to the FDIC on March 25, 2010.  Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits;

•                  not offer an effective yield in excess of 75 basis points over interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.  However, on April 1, 2010, we applied for and received a determination from the FDIC that our market areas were all high interest rate areas.  As a result, we have permission to pay deposit rates of up to 75 basis points over the local rates (assuming the local rates exceed the applicable non-local rates) and on non-local deposits gathered in our normal market area even if these rates exceed non-local rates by more than 75 basis points;

•                  not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.  Since entering into the Consent Order, the Bank has not declared or paid any dividends or bonuses or made any distributions of interest, principal, or other sums on subordinated debentures; and

•                  furnish, within 45 days from the effective date of the Consent Order and within 45 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.  The Bank has furnished written progress reports to the supervisory authorities as required by the Consent Order.

Additionally, on March 1, 2010, the Company entered into an informal agreement with the Federal Reserve Bank of Richmond.  The informal agreement contains provisions similar to those in the Bank’s MOU with the FDIC and the South Carolina Board of Financial Institutions, including a requirement that the Company obtain the prior written approval of the Federal Reserve Bank of Richmond before (1) declaring or paying any dividends, (2) directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank, (3) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (4) directly or indirectly, incurring, increasing or guaranteeing any debt, and (5) directly or indirectly, purchasing or redeeming any shares of its stock.  Pursuant to our plans to preserve capital and to inject more capital into the Bank, the Company has no plans to undertake any of the foregoing activities.

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2010. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2009 and the first quarter of 2010 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the economic downturn have been particularly severe during the last 150 days. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2009 and the first quarter of 2010. For the quarter ended March 31, 2010, the Bank recorded a $1,000,000 provision increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of March 31, 2010.

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

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2010. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Current Business Strategy

In addition to the actions required by the MOU, we have been actively pursuing the corrective actions required by the Consent Order in an effort to ensure that the requirements of the Consent Order are met in a timely manner.  Specifically, we are currently focusing our efforts in the following areas:

•                  Increasing and Strengthening Our Capital Position.

As of March 31, 2010, the Bank is deemed to be “significantly undercapitalized.”  Management has developed a plan to increase and preserve our capital with the goal of returning to and maintaining a “well-capitalized” status. These initiatives include, among other things, restructuring the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell certain real estate-related loans and other assets, and raising additional capital through a stock offering.  Additionally, we are actively evaluating a number of capital sources, balance sheet management strategies, and other strategic alternatives to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

•                  Throughout 2009 and 2010, we conducted disciplined watch loan meetings to track and monitor progress, including the execution of workout plans, obtainment of current financial data, and detailed progress updates.

•                  Throughout 2009 and 2010, we maintained an adequate reserve for loan losses given the risk profile of our Bank.

•                  In May of 2009, we implemented a risk-focused internal and external loan review program.

•                  During 2010, we plan to create a special assets division to focus our efforts and enhance staffing related to loan work-outs and collection processes.

•                  Decreasing Concentrations in Our Loan Portfolio.

We are focused on reducing our concentrations in commercial real estate (CRE), specifically acquisition development and construction loans, and residential construction loans.  Since January 2009, we have effectively ceased making any new CRE loans while proactively decreasing the level of these existing loan types.  We have worked to decrease our concentration by various means, including (1) through the normal sale of real estate by borrowers, (2) by seeking avenues to sell a portion of the CRE portfolio to outside investors, (3) by proactively seeking secondary market permanent financing for recently completed residential construction projects, and (4) encouraging transactional CRE customers to seek other financing when their loans mature.  As a result of these efforts, our amount of CRE loans decreased 24.4% from $151.6 million of our total loan portfolio at December 31, 2008 to $114.6 million of our loan portfolio at March 31, 2010.  We have also reduced our residential construction portfolio 96.2% from $33.8 million at December 31, 2008 to $1.3 million at March 31, 2010.  We expect commercial real estate loan portfolio balances to continue to decrease in 2010 through the continued successful implementation of the plans outlined above.

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

•                  Enhancing Funds Management and Liquidity.

We have grown rapidly since our inception through 2008, and have historically funded our asset growth with a combination of local deposits and wholesale funding, specifically brokered deposits. As of March 31, 2010, we had brokered deposits of $195.9 million, representing 49.36% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of 2010.  Because of the limitations on brokered deposits imposed by the Consent Order and our undercapitalized status, the Bank may no longer accept, renew, or roll over brokered deposits.  Thus, we must find other sources of liquidity to replace these deposits as they mature. We have amended our funds management policy to reflect our plan to continue to improve liquidity levels and reduce our use of brokered deposits and other non-core funding sources. Our funds management policy also includes our plan to reduce assets, certain loans, and other bank-owned real estate. We plan to reduce our brokered deposit usage by executing on our comprehensive deposit acquisition program, which creates an environment of consistent deposit growth based on relationship-based banking, advocate-based selling and an aggressive, focused calling program. Our experienced team of bankers is actively cross-selling core deposits to our local depositors and borrowers, and is held accountable for production through twice-weekly sales meetings. Production is enhanced by our relationship-based culture training, which includes advanced customer service techniques and one-on-one coaching. We also plan to generate core deposits through a combination of competitive products and pricing, customer service excellence, and targeted marketing campaigns

•                  Enhancing Our Bank’s Relationship Culture.

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

The Bank will continue to serve customers in all areas, including processing banking transactions, paying competitive rates on deposits, and providing access to lines of credit.  All customer deposits are fully insured to the highest limits set by the FDIC, which are $250,000 for individually titled accounts and $250,000 for individually titled IRA accounts. In addition, the Bank participates in the FDIC Transaction Account Guarantee Program (the “TAGP”). Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. The guarantee also applies to interest bearing transaction accounts with interest rates of 0.50% or less. On April 13, 2010, the FDIC approved an interim rule that extends the TAGP to December 31, 2010. We have elected to continue our voluntary participation in the program.  This program is in addition to and separate from the coverage available under the FDIC general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits.

However, should the Bank fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through  December 31, 2013;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•                  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•                  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•                  A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

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

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

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

•                  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009; and

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

We are participating in the TAGP component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout the remainder of 2010.  We have elected not to participate in the CPP.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Three Months ended March 31, 2010 and 2009

Overview

Our net loss was $2.1 million for the three months ended March 31, 2010 as compared to net loss of $36,000 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, we realized $4,217,000 in interest income, of which $674,000 was from investment activities and $3,543,000 was from loan activities.  For the three months ended March 31, 2009, we realized $4,933,000 in interest income, of which $563,000 was from investment activities and $4,370,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired both locally and via the national brokered certificate market.  We incurred interest expense of $2,337,000 and $2,080,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.  We have experienced a decrease in our net interest margin to 1.83% from 3.05% for the quarters ended March 31, 2010 and 2009, respectively.  This decrease is due to an increased volume of non-performing assets as well as increased liquidity in anticipation of repayment of brokered deposits maturing in 2010.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in the net interest income for the periods presented.

	Three Months Ended March 31, 2010 vs. 2009
	Increase (decrease) Due to
			Rate /
(Dollars in thousands)	Volume	Rate	Volume	Total
Interest Income
Loans	$(697)	$(153)	$24	$(826)
Investment securities (1)	479	(209)	(179)	91
Federal funds	35	(3)	(13)	19
Total Interest Income	$(183)	$(365)	$(168)	$(716)

Interest Expense
Deposits	$443	$(117)	$(32)	$294
Other borrowings	(180)	241	(98)	(37)
Total Interest Expense	$263	$124	$(130)	$257

Net Interest Income	$(446)	$(489)	$(38)	$(973)

(1)      For the purpose of this table, the investment securities include marketable and non-marketable securities.

Average Balances, Income and Expenses and Rate

The following table sets forth, for the nine months ended March 31, 2010 and 2009, information related to the Company’s average balance sheet and its average yields on earning assets and average costs of interest-bearing liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding earning assets or interest-bearing liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average	Income /	Yield/	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$268,880	$3,543	5.34%	$319,943	$4,369	6.76%
Investment securities (2)	93,156	648	2.82%	50,062	557	4.99%
Federal funds sold and other	54,004	26	0.20%	8,994	7	3.57%
Total earning assets	416,040	4,217	4.11%	378,999	4,933	6.43%
Cash and due from banks	8,093			6,957
Premises and equipment	3,796			4,619
Other assets	11,794			12,295
Allowance for loan losses	(13,013)			(8,097)
Total assets	$426.710			$394,773

Liabilities
Interest-bearing liabilities:
Repurchase agreements	$30,000	283	3.83%	$30,000	240	3.24%
Federal funds purchased	—	—	—%	631	1	0.64%
Federal Home Loan Bank advances	—	—	—%	21,833	72	1.34%
Note Payable	—	—	—%	1,006	7	2.82%
Subordinated Debt	4,325	123	11.50%	4,325	123	11.50%
Interest-bearing transaction accounts	18,368	27	0.60%	17,579	53	1.22%
Savings deposits	71,505	450	2.55%	14,642	60	1.66%
Time deposits	269,471	1,454	2.19%	250,624	1,524	2.47%
Total interest-bearing liabilities	393,669	2,337	2.41%	340,640	2,080	2.35%
Demand deposits	22,094			22,493
Accrued interest and other liabilities	2,207			1,280
Total liabilities	417,970			364,413
Shareholders’ equity	8,740			30,360
Total liabilities and shareholders’ equity	$426,710			$394,773

Net interest income		$1,880			$2,853
Net interest spread			1.70%			2.80%
Net interest margin			1.83%			3.05%

(1)               There were $32.7 million and $16.7 million of loans in non-accrual status as of March 31, 2010 and 2009, respectively, that were included in the loan balance.  The effect of fees collected on loans for the three months ended March 31, 2010 and 2009 totaled $9,000 and $40,000, respectively, and increased the annualized yield on loans by 1 basis point from 5.33% for March 31, 2010 and by 5 basis points from 5.49% for March 31, 2009.  The effect of such fees on the annualized yield on earning assets was an increase of 1 basis point from 4.10% for March 31, 2010 and an increase of 4 basis points from 5.24% for March 31, 2009.  The effects of such fees on net interest spread were an increase of 1 basis point from 1.69% for March 31, 2010 and an increase of 4 basis points from 2.76% for March 31, 2009.  The effects of such fees on net interest margin were an increase of 1 basis point from 1.82% for March 31, 2010 and an increase of 4 basis points from 3.01% for March 31, 2009.

(2)               For the purpose of this table, the investment securities include marketable and non-marketable securities.

Provision for Loan Losses

Our provision for loan losses for the three months ended March 31, 2010 was $1,000,000 compared to $1,305,000 for the comparable prior year period. This was a result of the continued deterioration of our loan portfolio.  As noted earlier, we have approximately $36.2 million of acquisition and development (A&D) loans outstanding at March 31, 2010.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.

Non-interest Income

We had non-interest income of $422,000 and $814,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease was mainly due to a $520,000 gain on sale of securities for the three months ended March 31, 2009 compared to a gain of $54,000 for the three months ended March 31, 2010.  Mortgage origination revenue for the three months ended March 31, 2010 was $163,000.  We had $62,000 in mortgage origination revenue in the first quarter of 2009.  This increase is due to an increased sales staff.

Non-interest Expense

We incurred non-interest expense of $3,407,000 during the three months ended March 31, 2010, which was an increase of $991,000 over the three months ended March 31, 2009.  Included in the expense was $1,395,000 of salaries and employee benefits, $216,000 of data processing expense, $354,000 of professional fees expense, $36,000 of advertising expense, $23,000 of expense related to office supplies, $35,000 of telephone expense and $402,000 of assessments related to the FDIC.  The non-interest expense incurred in the three months ended March 31, 2009 was $2,416,000.  Included in the expense was $1,239,000 of salaries and employee benefits, $222,000 of data processing expense, $91,000 of professional fee expense, $36,000 of advertising expense, $23,000 of expense related to office supplies, $35,000 of telephone expense and $96,000 of assessments related to the FDIC.

For the three months ended March 31, 2010, we incurred other property and equipment expenses of $176,000 in depreciation and $77,000 in equipment maintenance and rental.  For the three months ended March 31, 2009, we incurred other property and equipment expenses of $180,000 in depreciation and $42,000 in equipment maintenance and rental.  We incurred $182,000 and $171,000 in occupancy expense related to all of our office locations for the three months ended March 31, 2010 and 2009, respectively.

The increase in non-interest expense is the result of the increased administrative expenses including an increase in professional fees of $263,000, increased assessments related to the FDIC of $306,000, and an increase in loan expenses of $175,000 resulting from the increased cost of problem loans and foreclosures.

Assets and Liabilities

General

At March 31, 2010, total assets increased 4.6% to $440.9 million as compared to $421.5 million at December 31, 2009, primarily a result of an increase in investments of $54.8 million, or 52.9%, offset by a decrease in federal funds sold of $20.7 million, or 66.8%, and a decrease of $15.4 million in gross loans, or 5.6%, during the first three months of 2010.  As described below, federal funds sold decreased to $10.3 million at March 31, 2010 compared to $31.0 million at December 31, 2009.  Cash and cash equivalents decreased $19.9 million, or 52.4%, since December 31, 2009.  As described below, deposits increased $20.38 million, or 5.4%, during the first three months of 2010.  At March 31, 2010, shareholders’ equity was $8.0 million.

Investment Securities

Investments available for sale increased by $54.8 million, or 52.9%, since December 31, 2009 due to the purchase of short-term US treasury securities of $80 million coupled with the sale of $26.1 million of mortgage backed securities.  This general increase in securities is due to our efforts to increase liquidity in anticipation of repayment of brokered deposits scheduled to mature in 2010.

Other Investments

Other investments, consisting of FHLB stock, were $1.6 million for both March 31, 2010 and December 31, 2009.  All of the FHLB stock is used to collateralize advances with the FHLB.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio.  Gross loans decreased by $15.4 million, or 5.6%, during the first three months of 2010.  Loan demand has slowed during the first quarter of 2010 due to general economic conditions and the real estate market, along with management’s decision to shrink the size of the Bank’s loan portfolio, to help improve the Bank’s risk profile. We expect this trend to continue during the next quarter.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	March 31, 2010	December 31, 2009
Real estate - construction	$74,749	$81,128
Real estate - mortgage	161,480	167,296
Commercial and industrial	22,063	25,028
Consumer and other	1,447	1,652
Total loans, gross	259,739	275,104
Less allowance for loan losses	(12,941)	(12,963)
Total loans, net	$246,798	$262,141

Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  Additionally, we discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect the full amount of principal and interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, value of the collateral underlying the loan, and the results of our previous collection efforts.    When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At March 31, 2010, there were $32.7 million in loans that were non-accruing and $6.5 million in loans that were 30 days past due, excluding non-accrual loans.  At December 31, 2009, there were $29.4 million in loans that were non-accruing and $4.8 million in loans that were 30 days past due, excluding non-accrual loans.

The increase of $3.3 million in non-accrual loans from December 31, 2009 to March 31, 2010 is related primarily to continued deterioration in the Bank’s overall Commercial Real Estate loan portfolio. The number of loans on non-accrual has decreased from 79 to 71 since December 31, 2009. The average non-accrual loan balance is $372,000 and $460,000 as of December 31, 2009 and March 31, 2010, respectively.  At March 31, 2010, 96.7% of the non-accrual loans were secured by real estate. At this time, management is unable to determine the length of the economic downturn and therefore unable to determine the ultimate impact on the Bank’s Commercial Real Estate portfolio.

We have approximately $36.2 million of A&D loans as of March 31, 2010, most of which are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Included in our loans secured by real estate, we have approximately $37.2 million of acreage and finished or buildable lot loans as of March 31, 2010.  These loans are comprised of loans to borrowers for raw land and lots in subdivisions that have utilities and are ready to be built on individually but not as part of an entire development project.  These loans are generally repaid with the proceeds from the sale of the property.  Many of these borrowers are also experiencing financial difficulties.

The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying real estate securing the loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense recorded in 2009, and an additional $1,000,000 recorded in the first quarter of 2010, in order to meet the estimated allowance for loan loss reserve requirement.  Nevertheless, given the current economic environment, there is a risk of further impairment to the value of our collateral on these loans, which would require even further increases to our allowance for loan losses and in the corresponding expense charged to our provision for loan losses.

Changes in the allowance for loan losses for were as follows (dollars in thousands):

	Three-months ended March 31, 2010	Three-months ended March 31, 2009
Balance, beginning of period	$12,963	$8,088
Provision charged to operations	1,000	1,305
Net collections (charge-offs)	(1,022)	20
Balance, end of period	$12,941	$9,413

Impaired Loans

The Company identifies impaired loans through its normal internal loan review process.  Loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful according to the contractual terms of the loan agreement.  A loan is also considered impaired if its terms are modified in a troubled debt restructuring.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $43.9 million and $34.2 million in impaired loans at March 31, 2010 and December 31, 2009, respectively.  $2.7 and $2.0 million of the allowance for loan loss has been specifically allocated to these relationships at March 31, 2010 and December 31, 2009, respectively.

Potential Problem Loans

Potential problem loans are loans that are not included in impaired loans, but about which management has become aware of information about possible credit problems of the borrowers that causes doubt about their ability to comply with current repayment terms.  Loans on the Company’s potentially problem loan list are considered potentially impaired loans.  At March 31, 2010 and December 31, 2009, the Company had identified $16.3 million and $15.9 million, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Provision and Allowance for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level for the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market.  In 2009, the Company developed and began to implement an improved loan review program, which included the hiring of a new internal loan review officer and the engagement of a new external loan review firm and the establishment of a new system for tracking borrower financial statements and the structure of our watch reports.

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

The current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  We determine the value of real estate collateral by using a current appraisal. Contrary to any other relevant information an appraisal is considered current if it is less than 12 months old except when economic or market changes have caused values to rise or fall significantly. If a current appraisal is not maintained the Bank will generally order a new appraisal prior to accepting the property as a result of a deed in lieu of foreclosure or completion of a foreclosure action. Commercial appraisals generally take less than four weeks to complete.  A specific impairment is made as soon as possible upon receipt of the appraisal.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.

Deposits

Our primary source of funds for loans and investments is our deposits.  As of March 31, 2010, total deposits had increased by $20.3 million, or 5.4%, from December 31, 2009.  The largest percentage increase was in time deposits less than $100,000, which increased $42.7 million, or 142.1%, from December 31, 2009 to March 31, 2010.

We have chosen to obtain a portion of our certificates of deposit from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have been below those being offered for comparable certificates of deposit in our local market. Because of this, even though brokered deposits are interest sensitive, they have been considered a desirable source of funds. As of March 31, 2010, we had brokered deposits of $195.9 million, representing 49.36% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of 2010.  Because of the limitations on brokered deposits imposed by the MOU, the Consent Order, and our “significantly undercapitalized” status, we must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  However, FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.

In addition, the Bank would normally be restricted from offering an effective yield on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of more than 75 basis points over the national rates published by the FDIC weekly on their website.  However, on April 1, 2010, we applied for and received a determination from the FDIC that our market areas were all high interest rate areas.  As a result, we have permission to pay deposit rates of up to 75 basis points over the local rates (assuming the local rates exceed the applicable non-local rates) and on non-local deposits gathered in our normal market area even if these rates exceed non-local rates by more than 75 basis points.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	March 31, 2010	December 31, 2009
Non-interest bearing demand	$24,551	$21,829
Interest bearing demand	18,512	18,588
Savings	66,958	82,295
Time deposits less than $100,000	72,751	30,054
Time deposits of $100,000 or over	18,169	21,014
Brokered deposits	195,884	202,783
Total deposits	$396,825	$376,563

Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)

		After	After
		Three	Six
	Within	Through	Through	After
	Three	Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
March 31, 2010
Brokered deposits	$21,269	$79,739	$94,876	$—	$195,884
Other certificates of deposit of $100,000 or more	7,690	4,864	3,797	1,818	18,169
Total	$28,959	$84,603	$98,673	$1,818	$214,053

December 31, 2009
Brokered deposits	$6,800	$21,269	$174,714	$—	$202,783
Other certificates of deposit of $100,000 or more	4,692	7,868	6,624	1,830	21,014
Total	$11,492	$29,137	$181,338	$1,830	$223,797

Of the Company’s time deposits of $100,000 or over as of March 31, 2010 and December 31, 2009, 13.53% and 5.14% are scheduled maturities within three months, respectively. As of March 31, 2010 and December 31, 2009, 99.15% and 99.18%, respectively, of the Company’s time deposits of $100,000 or over had maturities within twelve months.

Subordinated Debt

During the third quarter of 2008, we commenced a subordinated debt offering to enhance and strengthen the levels of capital and liquidity at the holding company such that we could improve the levels of regulatory capital at the Bank. We raised $4.325 million in additional capital before we closed the offering on October 15, 2008.  The subordinated notes were sold to a limited number of purchasers in a private offering, bear an interest rate of 11.5%, are callable after September 30, 2011, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.  At March 31, 2010, the Company had subordinated debt totaling $4.3 million.

Due to diminishing cash available at the holding company level, if we are unable to raise additional capital, we may have to discontinue paying interest on the subordinated debentures after the March 2010 payments due to lack of funds.

Federal Home Loan Bank Advances, Fed Funds Lines of Credit, Federal Reserve Discount Window, and Securities Sold Under Agreements to Repurchase

Our other borrowings have traditionally included proceeds from FHLB advances, federal funds lines of credit from correspondent banks, and securities sold under agreements to repurchase.  As of March 31, 2010 the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances. At March 31, 2010, we had federal funds lines of credit with unrelated banks totaling $5 million.  These lines are available for general corporate purposes.  These lines may be terminated at any time based on our financial condition. We also have credit availability through the Federal Reserve Discount Window.  As of March 31, 2010, $6.2 million was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.  At March 31, 2010, the Bank had $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 4.16% and an average maturity of 75 months.  The maximum amount outstanding at any month-end was $30.0 million.  These agreements were secured with approximately $35.9 million of investment securities.  In addition, the Bank is now in default under a $15.0 million repurchase agreement due to the Bank’s “significantly undercapitalized” designation.  However the broker has elected to amend the agreement and waive their right to terminate based on this issue, through December 31, 2010, in exchange for the Bank providing an additional 7% of collateral based on the outstanding balance.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the  acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash, federal funds and investments available for sale are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Historically, individual and commercial deposits have been our primary source of funds for credit activities.  These include brokered deposits, which comprise 49.4% of our deposit base as of March 31, 2010.  These have proven to be a reliable source of funds.  However, pursuant to the Consent Order and our current financial condition, our ability to access brokered deposits through the wholesale funding market is restricted.  Specifically, the Consent Order restricts the Bank’s ability to accept, renew, or rollover brokered deposits.  Management believes that this will not have any liquidity impact through the third quarter of 2010 due to the extended maturities of the brokered deposits and the amount of short-term investments and federal funds sold at March 31, 2010, but management believes this could cause funding issues in the fourth quarter of 2010.  With access to the brokered deposit market unavailable, the Bank must replace those funds with core deposits.  Deposit balances, net of brokered deposits, have increased $27.2 million from December 31, 2009 to March 31, 2010.  This was due to intentional restructuring to replace brokered deposits with local and internet obtained deposits.  We anticipate that our funding cost and funding mix will now remain stable until the maturity of the brokered deposits through the third quarter of 2010.

In addition to our on balance sheet sources of funds, we also rely on off-balance sheet lines of credit.  At March 31, 2010, we had lines of credit with a correspondent bank totaling $5 million.  This line is available for general corporate purposes.  This line may be terminated at any time based on our financial condition. We also have credit availability through the Federal Reserve Discount Window.  As of March 31, 2010, $6.2 million was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.  In addition, the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.

Following the execution of the Consent Order with the FDIC and the South Carolina Board of Financial Institutions, we  revised our comprehensive liquidity risk management program.  This program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk including the preparation and submission of liquidity reports on a regular basis to the FDIC.  The program contains a contingency funding plan that forecasts funding needs and funding sources under different stress scenarios.  Our plan details how the Bank is complying with the restrictions in the Consent Order, including the restriction against brokered deposits, as well as providing reports detailing all funding sources and obligations under best case and worse case scenarios.

The level of liquidity is measured by the cash, cash equivalents and unpledged securities available for sale to total assets ratio, which was at 30.6% at March 31, 2010, compared to 23.8% at December 31, 2009. We anticipate that this will continue to increase with the combination of deposit growth and shrinkage of assets until the brokered deposits are paid off or mature during the remainder of 2010.

We believe our liquidity sources are adequate to meet our needs through the third quarter of 2010.  However, based on current sources of liquidity, our sources may be insufficient in the fourth quarter of 2010. See section “Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)” above.  If we are unable to meet our liquidity needs during the fourth quarter of 2010, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2010, we had issued commitments, including standby letters of credit, to extend credit of $13.3 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

(dollar amounts in thousands)	March 31, 2010	December 31, 2009

Commitments to extend credit	$11,855	$14,451

Standby letters of credit	$1,468	$1,525

Capital Resources

Total shareholders’ equity decreased from $8.7 million at December 31, 2009 to $7.5 million at March 31, 2010.  The decrease is principally due to the net loss for the period of $2.1 million offset partially by an increase in market value of available for sale securities.

The FRB and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The FRB guidelines contain an exemption from the capital requirements for “small bank holding companies” to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the FRB will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

If a bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval.  In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area.  Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

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

At March 31, 2010, the Bank was categorized as “significantly undercapitalized” under the regulatory framework.  As of December 31, 2009, the Bank was categorized “undercapitalized” under the regulatory framework.

The Bank’s regulatory capital ratios are set forth in the following table (dollars in thousands).

	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to risk-weighted assets)	$11,685	4.62%	$13,643	4.96%
Total capital (to risk-weighted assets)	14,969	5.91	17,201	6.25
Tier 1 capital (to average assets)	11,685	2.74	13,643	3.12

Our losses for 2009 and the first quarter of 2010 have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order that we entered into with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010. In addition, the Consent Order requires us to achieve and maintain, by June 23, 2010, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.  Our auditors have noted that the uncertainty of our ability to obtain sufficient capital or address our upcoming liquidity needs raises substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in Note 2 to the financial statements.

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

We calculate the allowance for loan losses for specific types of loans and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits that are considered impaired and (2) a general reserve amount.

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit. Significant individual credits classified as impaired within our credit grading system require both individual analysis and specific allocation.

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

General Reserve

We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types such as:  real estate, commercial, consumer, A&D/construction and mortgage.  We apply historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable due to our smaller reporting company status.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.14	Consent Order with the FDIC and the South Carolina Board of Financial Institutions dated February 23, 2010 (incorporated by reference as Exhibit 10.14 to the Company’s Form 10-K filed March 1, 2010).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2010	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2010	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.14	Consent Order with the FDIC and the South Carolina Board of Financial Institutions dated February 23, 2010 (incorporated by reference as Exhibit 10.14 to the Company’s Form 10-K filed March 1, 2010).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.