Form 10-Q
period 2010-06-30
CommunitySouth Financial CORP
filed 2010-08-02
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,698,697 shares of common stock, $0.01 par value per share, were issued and outstanding as of July 29, 2010.

CommunitySouth Financial Corporation

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents
Cash and due from bank	$7,109	$6,876
Federal funds sold	14,965	31,043
Total cash and cash equivalents	22,074	37,919
Investment securities, available for sale	191,546	103,638
Other investments, at cost	1,599	1,599
Loans, net of allowance for loan losses of $11,601 at June 30, 2010 and $12,963 at December 31, 2009	233,175	262,141
Accrued interest receivable	1,002	1,440
Property and equipment, net	3,548	3,867
Other real estate owned	8,272	6,703
Repossessed collateral	767	942
Other assets	2,109	3,285

Total assets	$464,092	$421,534

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$22,750	$21,829
Interest bearing	398,832	354,734
Total deposits	421,582	376,563
Repurchase agreements	30,000	30,000
Subordinated debt	4,325	4,325
Accrued interest payable	1,296	1,307
Accrued expenses	903	665
Other liabilities	3	3

Total liabilities	458,109	412,863

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 35,000,000 shares authorized, 4,698,697 issued and outstanding at June 30, 2010 and December 31, 2009	47	47
Additional paid-in capital	29,856	29,824
Accumulated other comprehensive income (loss)	452	(1,134)
Retained earnings	(24,372)	(20,066)
Total shareholders’ equity	5,983	8,671

Total liabilities and shareholders’ equity	$464,092	$421,534

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands)

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
Interest income
Interest and fees on loans	$3,415	$4,292
Interest and dividends on investments	683	336
Total interest income	4,098	4,628

Interest expense — deposits and other borrowings	2,524	1,951
Net interest income	1,574	2,677

Provision for loan losses	1,000	1,500
Net interest income after provision for loan losses	574	1,177

Non-interest income
Mortgage origination revenue	199	243
Gain on sale of securities	424	—
Net gain on sale of other real estate owned and repossessed Collateral	8	—
Other	213	198
Total non-interest income	844	441

Non-interest expense
Salaries and benefits	1,275	1,363
Data processing	171	249
Occupancy	175	168
Depreciation	158	182
Equipment maintenance and rental	74	36
Advertising	38	60
Professional fees	353	74
Office supplies	16	20
Telephone	32	38
FDIC assessment	779	271
Other	548	376
Total non-interest expense	3,619	2,837

Loss before income taxes	(2,201)	(1,219)

Income tax benefit	—	(414)

Net loss	$(2,201)	$(805)

Losses per share
Basic	$(0.47)	$(0.17)
Diluted	$(0.47)	$(0.17)

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,698,697

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands)

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Interest income
Interest and fees on loans	$6,958	$8,661
Interest and dividends on investments	1,357	899
Total interest income	8,315	9,560

Interest expense — deposits and other borrowings	4,861	4,031
Net interest income	3,454	5,529

Provision for loan losses	2,000	2,805
Net interest income after provision for loan losses	1,454	2,724

Non-interest income
Mortgage origination revenue	363	305
Gain on sale of securities	478	519
Other	417	431
Total non-interest income	1,258	1,255

Non-interest expense
Salaries and benefits	2,670	2,603
Data processing	386	471
Occupancy	357	339
Depreciation	334	361
Equipment maintenance and rental	151	79
Advertising	74	97
Professional fees	707	165
Office supplies	39	42
Telephone	67	75
FDIC assessment	1,181	367
Net loss on sale of other real estate owned and repossessed collateral	8	—
Other	1,044	654
Total non-interest expense	7,018	5,253

Loss before income taxes	(4,306)	(1,274)

Income tax benefit	—	(433)

Net loss	$(4,306)	$(841)

Losses per share
Basic	$(0.92)	$(0.18)
Diluted	$(0.92)	$(0.18)

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,698,697

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the six month periods ended June 30, 2010 and June 30, 2009

(UNAUDITED)

(dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at December 31, 2009	—	$—	4,698,697	$47	$29,824	$(1,134)	$(20,066)	$8,671

Net loss	—	—	—	—	—	—	(4,306)	(4,306)	$(4,306)

Other comprehensive income:

Unrealized gains on securities, net of income tax of $0	—	—	—	—	—	1,351	—	1,351	1,351

Reclassification of realized losses	—	—	—	—	—	235	—	235	235

Total comprehensive loss									$(2,720)

Stock option compensation	—	—	—	—	32	—	—	32

Balance at June 30, 2010	—	$—	4,698,697	$47	$29,856	$452	$(24,372)	$5,983

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at December 31, 2008	—	$—	4,698,697	$47	$29,760	$491	$(1,770)	$28,528

Net loss	—	—	—	—	—	—	(841)	(841)	$(841)

Other comprehensive income (loss):

Unrealized gains on securities, net of income tax benefit of $203	—	—	—	—	—	(449)	—	(449)	(449)

Total comprehensive loss									$(1,290)

Stock option compensation	—	—	—	—	33	—	—	33

Balance at June 30, 2009	—	$—	4,698,697	$47	$29,793	$42	$(2,611)	$27,271

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Operating activities
Net loss	$(4,306)	$(841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	2,000	2,805
Stock option compensation	32	33
Appreciation of bank-owned life insurance	—	(51)
Gain on sale of securities	(478)	(519)
Depreciation	334	361
Loss on disposal of equipment	3	—
Net loss on sale of other real estate owned and repossessed collateral	7	—
Deferred income tax expense	—	17
Income tax refund	978	—
Decrease in accrued interest receivable	438	343
Decrease in accrued interest payable	(11)	(188)
Increase in accrued expenses	238	313
Decrease (increase) in other assets	197	(1,301)
Decrease in other liabilities	—	(149)

Net cash provided by (used in) operating activities	(568)	823

Investing activities
Net decrease in loans outstanding	23,857	9,898
Sale of bank owned life insurance	—	5,488
Purchase of investment securities	(244,951)	(60,153)
Sale/call/maturity of investment securities	159,107	64,890
Sale of FHLB stock	—	206
Disposal (purchase) of property and equipment	(18)	(201)
Sale of other real estate owned and repossessed collateral	1,709	—

Net cash provided by (used in) investing activities	(60,296)	20,128

Financing activities
Net increase in deposit accounts	45,019	26,845
Repayments to FHLB	—	(25,000)
Repayment of note payable	—	(1,570)

Net cash provided by financing activities	45,019	275

Net increase (decrease) in cash and cash equivalents	(15,845)	21,226

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,919	9,876

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,074	$31,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for (received from):
Interest	$4,873	$4,219
Income taxes	$(978)	$419

Schedule of non-cash transactions
Unrealized gains / (losses) on investment securities, net of income taxes	$1,586	$(449)
Loans charged-off	$3,362	$1,205
Transfers to other real estate owned	$3,110	$2,717

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

Basis of Presentation — The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and to general practices in the banking industry for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”).

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

Management’s Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the upstate region of South Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers.  The Bank does, however, have a concentration of loans classified as commercial real estate. These loans are especially susceptible to being adversely effected by the current economic downturn. The current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The commercial real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values in our market areas continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Management has determined that there is no concentration of credit risk associated with its lending policies or practices.

The Company’s investment portfolio consists of both marketable and non-marketable equity securities.  Management believes credit risk associated with the equity securities is not significant. The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

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

Other Investments — The Bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta (the “FHLB”).  Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings.  No ready market exists for the stock and it has no quoted market value.  However, redemption of FHLB stock has historically been at par value.  At June 30, 2010 and December 31, 2009, the Company’s investment in FHLB stock was $1,599,300.  The dividend received on this stock is included in interest and dividends on investments.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $68,124,000 and $34,158,000 in impaired loans at June 30, 2010 and December 31, 2009, respectively.

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

Bank-Owned Life Insurance — As of June 30, 2010, the Company has no remaining bank-owned life insurance policies.  The Company made the decision to sell these policies in 2009 in order to help reduce assets, thereby improving the Bank’s risk based capital ratio. During the first quarter of 2009, the Company began the process of divesting of its key employee life insurance policies by selling policies at no gain or loss.  Income from these policies and changes in the net cash surrender value were recorded in non-interest income. The final policy was sold in April 2009.

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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  Income taxes deferred to future years are determined utilizing an asset and liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carry-forwards.  As of June 30, 2010 and December 31, 2009, due to the Company’s recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance for these deferred tax assets.  This valuation allowance reflects management’s estimate that the deferred tax assets are not more-likely-than-not to be realized.

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

Recently Issued Accounting Standards — The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company:

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

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

Reclassifications - Certain captions and amounts in the prior financial statements were reclassified to conform with the 2010 presentation.  Such reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.

NOTE 3 — REGULATORY ACTIONS AND GOING CONCERN CONSIDERATIONS

Memorandum of Understanding

As a result of the issues stemming from the economic downturn, on June 29, 2009 the Bank entered into the MOU with the South Carolina Board of Financial Institutions and the FDIC.  The MOU required the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for returning to a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an adequate loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.  Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.  For additional information on the MOU, including actions the Bank has taken in response to the MOU, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Effect of the Current Economic Environment on our Bank — Memorandum of Understanding.”

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

Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010.  The Consent Order, which supersedes the MOU, conveys specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.  For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Effect of the Current Economic Environment on our Bank — Consent Order.”

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

Going Concern Considerations

Due to the conditions and events discussed in this Form 10-Q, substantial doubt exists as to our ability to continue as a going concern.  We have determined that significant additional sources of capital will be required for us to continue operations through 2010 and beyond. We also continue to monitor and address liquidity issues. As of June 30, 2010, we are deemed to be “significantly undercapitalized.”  As described below, we did not meet the Consent Order deadline to achieve and maintain a “well-capitalized” designation, and therefore we submitted a revised capital plan to the FDIC and the South Carolina Board of Financial Institutions on July 28,  2010.

We have engaged financial advisors to assist the Company in its efforts to raise additional capital, sell assets, and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies.  To date, those efforts have not yielded any significant results.  As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy.  In addition, our regulators have various enforcement tools available to them, including the issuance of capital directives, orders to cease engaging in certain business activities, the issuance of modified or additional orders or agreements, and the authority to close the Bank.

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

The Bank’s financial condition has suffered during 2009 and the first six months of 2010 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the economic downturn have been particularly severe during the last year.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2009 and has continued to increase through the second quarter of 2010. As of June 30, 2010, our non-performing assets equaled $43.9 million, or 9.5% of assets, as compared to $42.4 million, or 10.1% of assets, as of December 31, 2009. In addition, our level of impaired loans increased to $68.1 million at June 30, 2010 compared to $34.2 million at December 31, 2009. For the year ended December 31, 2009 and for the six months ended June 30, 2010, the Bank recorded a $17 million and a $2 million provision, respectively, to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the year and quarter end periods, respectively.  Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio in the second half of 2010.  For the six months ended June 30, 2010, we recorded net loan charge-offs of $3.4 million, or 1.3% of average loans, as compared to net loan charge-offs of $1.2 million, for the six months ended June 30, 2009.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order with the FDIC and the South Carolina Board of Financial Institutions, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2010 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

The Company relies on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Effect of the Current Economic Environment on our Bank — Consent Order” will further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs.

The Company will also need to raise additional capital to increase capital levels to meet the standards set forth by the FDIC as  described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Effect of the Current Economic Environment on our Bank — Consent Order”. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions or whether the Company will be able to raise a sufficient amount of capital to continue operations. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies in an effort to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 4 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
As of June 30, 2010	Cost	Gains	Losses	Value
Available for sale
US Treasury	$149,971	$4	$—	$149,975
Mortgage-backed	41,023	448	—	41,471
Marketable securities	100	—	—	100
Total available for sale	$191,094	$452	$—	$191,546

	Amortized	Gross Unrealized		Fair
As of December 31, 2009	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed	104,672	77	(1,211)	103,538
Marketable securities	100	—	—	100
Total available for sale	$104,772	$77	$(1,211)	$103,638

NOTE 5 — LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

(dollar amounts in thousands)	June 30, 2010	December 31, 2009
Real estate - construction	$68,514	$81,128
Real estate - mortgage	154,414	167,296
Commercial and industrial	20,665	25,028
Consumer and other	1,183	1,652
Total loans, gross	244,776	275,104
Less allowance for loan losses	(11,601)	(12,963)
Total loans, net	$233,175	$262,141

Loans are stated net of deferred fees and costs.

The Bank had $30.1 million and $29.4 million of loans classified as non-accrual status as of June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010 and December 31, 2009, loans past due 30 days or more, excluding non-accrual loans amounted to $6.8 million and $4.8 million, respectively.  Changes in the allowance for loan losses for were as follows (dollars in thousands):

	Six-months ended June 30, 2010	Six-months ended June 30, 2009
Balance, beginning of period	$12,963	$8,088
Provision charged to operations	2,000	2,805
Net collections (charge-offs)	(3,362)	(1,205)
Balance, end of period	$11,601	$9,688

	Six-months ended June 30,
Impaired Loans:	2010	2009
No valuation allowance required	$36,860	$10,569
Valuation allowance required	31,264	12,528
Total impaired loans	$68,124	$23,097

Allowance for loan losses on impaired loans at period end	$6,366	$2,681

NOTE 6 — LEASES

The Company leases branch locations in Spartanburg, Mauldin, Anderson, Greer and Greenville, South Carolina as well as the loan operations center in Easley, South Carolina. The initial lease terms range from three to ten years with various renewal options. The minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years and in the aggregate are (in thousands):

Remaining six months of 2010	$182
2011	365
2012	343
2013	348
2014	353
Thereafter	606
Total minimum future rental payments	$2,197

The loan operations center in Easley is leased from a partnership in which a Company director has a partnership interest.

NOTE 7 — RELATED PARTY TRANSACTIONS

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 9 — STOCK-BASED COMPENSATION

Upon completion of its initial public offering in 2005, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  As of June 30, 2010 the Company has 155,799 outstanding warrants to directors and officers.  In addition, the Company has adopted a stock option plan.  As of June 30, 2010 the Company has 728,635 outstanding options to employees and directors. On January 16, 2006 the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they typically vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the period ended June 30, 2010 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2009	756,033	$6.99	171,404	$6.40
Granted	1,350	0.97	—	—
Forfeited	28,748	8.40	15,625	6.40
Exercised	—	—	—	—
Outstanding at June 30, 2010	728,635	6.92	155,779	6.40

The table set forth below summarizes non-vested stock options as of June 30, 2010.

		Fair
	Number	Value
Outstanding at December 31, 2009	48,423	$4.32
Granted	1,350	0.68
Vested	10,292	5.11
Forfeited	2,551	2.37
Outstanding at June 30, 2010	36,930	4.10

As of June 30, 2010, there was $123,038 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 26 months. As of December 31, 2009, there was $159,989 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which was expected to be recognized over a weighted average period of 32 months.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2010:  dividend yield of 0%, expected term of 10 years, risk-free interest rate equal to the 10-year treasury rate on the respective grant date, expected life of 10 years, and expected volatility ranging from 53% to 57%.  The following assumptions were used for the 2009 estimates:  dividend yield of 0%, expected term of 10 years, risk-free interest rate equal to the 10-year treasury rate on the respective grant date, and expected life of 10 years.  Volatility assumed for options granted during 2009 ranged from 38% to 51%.

The following table summarizes information about stock options outstanding under the Company’s plans at June 30, 2010 and December 31, 2009.

June 30, 2010	Outstanding	Exercisable
Number of options	728,635	691,705
Weighted average remaining life	4.97 years	4.82 years
Weighted average exercise price	$6.92	$6.82
High exercise price	$16.80	$16.80
Low exercise price	$0.56	$2.50

December 31, 2009	Outstanding	Exercisable
Number of options	756,033	707,610
Weighted average remaining life	5.47 years	5.29 years
Weighted average exercise price	$6.99	$6.83
High exercise price	$16.80	$16.80
Low exercise price	$1.75	$4.55

There were no options exercised during the quarter and thus no cash was received related to this type of transaction. There was no intrinsic value of options exercised during 2010 or 2009.

At June 30, 2010, all of the 155,779 warrants were exercisable and had an average remaining life of 4.55 years. At December 31, 2009, all of the 171,404 warrants were exercisable and had an average remaining life of 5.05 years.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Subordinated Debt — The fair value of subordinated debt is estimated using a discounted cash flow calculation that applies prevailing market rates for comparable instruments.  Due to diminishing cash available at the holding company level, we only paid the June 2010 interest payments to subordinated debt holders that were not officers or directors of the Company.  If we are unable to raise additional capital, we may have to discontinue paying interest on the subordinated debentures to all holders due to lack of funds, and our fair value calculation reflects this.

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are shown in the following table (dollars in thousands).

	Carrying	Estimated
	Amount	Fair Value
June 30, 2010
Financial Assets
Cash and due from banks	$7,109	$7,109
Federal funds sold	14,965	14,965
Investment securities, available for sale	191,546	191,546
Other investments	1,599	1,599
Loans, gross	244,776	237,464

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$104,856	$104,856
Certificates of deposit and other time deposits	316,726	318,690
Repurchase agreements	30,000	32,703
Subordinated debt	4,325	1,915

December 31, 2009
Financial Assets
Cash and due from banks	$6,876	$6,876
Federal funds sold	31,043	31,043
Investment securities, available for sale	103,638	103,638
Other investments	1,599	1,599
Loans, gross	275,104	260,894

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$122,712	$122,712
Certificates of deposit and other time deposits	253,851	254,930
Repurchase agreements	30,000	31,558
Subordinated debt	4,325	2,062

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$10,864	$—	$15,451	$—
Standby Letters of Credit	$1,413	$—	$1,525	$—

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy (as described above) as of June 30, 2010.

	June 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities, available for sale	$191,546	$—	$191,546	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2010 for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2010.

	Carrying Value at June 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses	$61,758	$—	$—	$61,758
Other real estate owned	8,272	—	—	8,272
Repossessed collateral	767	—	—	767

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
(Dollars in thousands)	Impaired Loans	Other Real Estate Owned	Repossessed Collateral	Total
Beginning balance	$34,158	$6,703	$942	$41,803
Gains/(losses) included in earnings	—	(7)	(1)	(8)
Net additions	27,600	1,576	(174)	29,002
Transfers in/(out) of level 3	—	—	—	—
Ending balance	$61,758	$8,272	$767	$70,797

NOTE 11 — SUBSEQUENT EVENTS

The Bank has evaluated events and transactions through our filing date for potential recognition or disclosure in the consolidated financial statements, and has determined there are no subsequent events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements.  The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and the following:

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;
•	the effects of our efforts to raise capital on our balance sheet, liquidity, capital, and profitability;
•	our ability to retain our existing customers, including our deposit relationships;
•	our ability to comply with the terms of the enforcement actions between our Company, Bank, and our regulatory authorities within the time frames specified;
•	the rate of delinquencies and amounts of loans charged-off;
•	our ability to maintain sufficient liquidity to repay our brokered deposits as they become due;
•	our rapid growth through 2008 and short operating history;
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

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;
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

Overview

The following discussion describes our results of operations for the six months ended June 30, 2010 and also analyzes our financial condition as of June 30, 2010.  We received approvals from the FDIC, the FRB, and the South Carolina Board of Financial Institutions during January 2005, and commenced business on January 18, 2005.

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

Current Economic Environment

Markets in the United States, including our market areas, have experienced extreme volatility and disruption for more than the past 24 months.  According to the National Bureau of Economic Research, the United States entered into an economic recession in December 2007.  Dramatic slowdowns in the residential housing industry with falling home prices, increasing foreclosures, and rising unemployment levels have created strains on the loan portfolios of many financial institutions.  Median home sales continued to decline during 2009 and in the first six months of 2010 nationally and in our primary market area, South Carolina.  As a result, the level of foreclosures on homebuilders and homeowners continued to increase.

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

The Effect of the Current Economic Environment on our Bank

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008 and continuing through the first six months of 2010, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  During the first six months of 2010, delinquencies over 90 days continued to increase, resulting in an increase in non-accrual loans indicating significant credit quality deterioration and probable losses.  In particular, loans secured by real estate, including acquisition, construction, and development projects, demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales.  This deterioration manifested itself in our borrowers in the following ways: (i) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (ii) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (iii) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

As of June 30, 2010, approximately 91.1% of our loans had real estate as a primary or secondary component of collateral. The Bank had approximately 90.3% of such loans at December 31, 2009.  Included in our loans secured by real estate, we have approximately $31.7 million of acquisition and development (“A&D”) loans as of June 30, 2010, most of which are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).   Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Included in our loans secured by real estate, we have approximately $35.7 million of acreage and finished or buildable lot loans as of June 30, 2010.  The Bank had approximately $40.6 million of such loans at December 31, 2009. These loans are comprised of loans to borrowers for raw land and lots in subdivisions that have utilities and are ready to be built on individually but not as part of an entire development project.  These loans are generally repaid with the proceeds from the sale of the property.  As with our A&D loans, many of these borrowers are also experiencing financial difficulties and the greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

The result of the above has been an increase in the level of our non-performing assets over the past two years, although the amount of the increase slowed during the first six months of 2010.  As of June 30, 2010, our non-performing assets equaled $43.9 million, or 9.5% of assets, as compared to $42.4 million, or 10.1% of assets, as of December 31, 2009.  For the six months ended June 30, 2010, we recorded a provision for loan losses of $2 million and net loan charge-offs of $3.4 million, or 1.3% of average loans, as compared to a $2.8 million provision for loan losses and net loan losses of $1.2 million, for the six months ended June 30, 2009.  In addition, our net interest margin decreased to 1.61% for the six months ended June 30, 2010 from 2.96% for the six months ended June 30, 2009.  In total, the above reduced our earnings for the six months ended June 30, 2010 by $3.5 million compared to the same period in 2009.  As a result, as of June 30, 2010, we are deemed to be “significantly undercapitalized.”

The adverse economic environment has also placed greater pressure on our deposits, as we have been taking steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing in the past years.  Prior to the third quarter of 2009, we generally obtained out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  As of June 30, 2010, we had brokered deposits of $174.6 million, representing 41.41% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of 2010.  As a result of the limitations on brokered deposits imposed by the Consent Order and our “significantly undercapitalized” designation, we must find other sources of liquidity to replace these deposits as they mature.  At the end of the fourth quarter of 2009, the Bank started using an internet based certificate of deposit gathering service.  This product has provided a source of funds to replace our brokered deposits.  The Bank’s internet based deposits have increased from $1.8 million at December 31, 2009 to $70.0 million as of June 30, 2010.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  However, the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.  At June 30, 2010, we had federal funds lines of credit with unrelated banks totaling $5.0 million.  These lines are available for general corporate purposes but may be terminated at any time based on our financial condition.  Thus, we can make no assurances that this funding source will continue to be available to us.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions.  Because the Bank is not well capitalized, it would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website.  However, on April 1, 2010, we applied for and received a determination from the FDIC that our market areas were all high interest rate areas.  As a result, we have permission to pay deposit rates of up to 75 basis points over the local rates (assuming the local rates exceed the applicable non-local rates) and on non-local deposits gathered in our normal market area even if these rates exceed non-local rates by more than 75 basis points.  Nevertheless, if we are unable to attract sufficient deposits to meet our liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

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

In addition, in mid-February 2010 the Bank received a supervisory letter from the FDIC dated February 11, 2010, which provided for additional restrictions and mandatory actions to be taken by the Bank.  These restrictions and actions were all substantially addressed and superseded by the subsequent Consent Order discussed in the subsection below.  However, in order to comply with the supervisory letter, the Bank was required to prepare and submit to the FDIC a capital restoration plan no later than April 2, 2010, which submission date was sooner than a similar requirement under the Consent Order.  The Bank submitted its capital restoration plan to the FDIC on April 2, 2010. As discussed above, the plan was rejected due to the Bank’s inability to meet the June 23, 2010 deadline to achieve and maintain a “well-capitalized” designation.  The Bank submitted a revised capital plan to the FDIC on July 28, 2010.

Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010.  The Consent Order, which supersedes the MOU, conveys specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.  A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s board of directors.

A plan to monitor compliance with the Consent Order was established by the Bank’s board of directors at a meeting held on March 16, 2010. Pursuant to the plan, the board created and appointed four of its members to serve on a consent order compliance committee to monitor the Bank’s compliance with the Consent Order. The committee has met four times since its creation on March 16, 2010.

Ensure the Bank has qualified management in place to carry out the policies of the Bank’s board of directors and operate the Bank in a safe and sound manner.

A management plan, which includes organizational structure and management assessment, was approved by the Bank’s board of directors and submitted to the supervisory authorities on April 12, 2010. The Bank has also taken steps to implement this management plan.

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

The Bank did not meet this deadline. The Bank submitted a revised written plan to the FDIC on July 28, 2010 describing the means and timing by which the Bank will seek to increase such ratios up to or in excess of the established minimums.

Develop, within 45 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	The Bank prepared a written analysis and assessment of its management and staffing needs and submitted this analysis to the supervisory authorities on April 12, 2010.

Establish, within 60 days from the effective date of the Consent Order, a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.

The Bank’s board of directors and consent order compliance committee reviewed and approved a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, and this policy was submitted to the supervisory authorities prior to the April 27, 2010 deadline.

Enhance, within 60 days from the effective date of the Consent Order, the Bank’s written plan for the reduction of classified assets, which shall include, among other things, a reduction of the Bank’s risk position in each asset in excess of $250,000 that is classified as “Substandard” or “Doubtful.”

A plan to reduce the Bank’s classified assets was reviewed and approved by the Bank’s board of directors and consent order compliance committee on April 20, 2010. The plan was submitted to the supervisory authorities on the April 27, 2010 deadline.

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

The Bank performed a risk segmentation analysis with respect to its concentrations of credit, and this analysis was reviewed and approved by the consent order compliance committee on April 6, 2010 and by the Bank’s board of directors on April 8, 2010. This analysis was submitted to the supervisory authorities by the April 12, 2010 deadline.

Revise, within 60 days from the effective date of the Consent Order, the Bank’s internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.

The Bank revised and updated its internal loan review plan, which was reviewed and approved by the Bank’s board of directors and the consent order compliance committee on April 20, 2010. The plan was submitted to the supervisory authorities prior to the April 27, 2010 deadline.

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

The Bank created profit plan and budget for all categories of income and expense, which includes adjustments where the Bank either exceeded budget or had budget shortfalls in order to provide realistic projections going forward. The profit plan and budget were reviewed and approved by the Bank’s board of directors on April 20, 2010 and were submitted to the supervisory authorities prior to the April 27, 2010 deadline.

Enhance, within 60 days from the effective date of the Consent Order, the Bank’s written funds management plan addressing liquidity, contingent funding, and asset liability management.

The Bank’s funds management plan, which addresses liquidity, contingent funding, and asset liability management, was reviewed and approved by the Bank’s board of directors and the consent order compliance committee on April 20, 2010 and was submitted to the supervisory authorities prior to the April 27, 2010 deadline.

Not accept, renew, or rollover any brokered deposits. The Bank must develop and submit to the FDIC, within 30 days from the effective date of the Consent Order, a plan for eliminating its reliance on brokered deposits.

A plan was approved by the Bank’s board of directors and consent order compliance committee on March 24, 2010 and was submitted to the FDIC on March 25, 2010. Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits and has repaid $28.2 million during 2010.

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

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.	Since entering into the Consent Order, the Bank has not declared or paid any dividends or bonuses or made any distributions of interest, principal, or other sums on subordinated debentures.

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

Since entering into the MOU and continuing after entering into the Consent Order, the Bank has been actively pursuing the corrective actions required first by the MOU and then by Consent Order in an effort to ensure that the requirements of these regulatory actions are met in a timely manner.  For example:

•                  As of June 30, 2010, we are deemed to be “significantly undercapitalized.”  As described above, we did not meet the Consent Order deadline to achieve and maintain a “well-capitalized” designation, therefore, we submitted a revised capital plan to the FDIC and the South Carolina Board of Financial Institutions on July 28,  2010.  Our capital plan outlines how we will seek to return our Bank’s risk-based capital ratio level over 10% by (i) reducing our overall amount of assets and, in particular, our amount of risk-based assets and (ii) raising additional capital.  To reduce our amount of assets, we have sold assets such as our bank-owned life insurance and some of our available for sale securities.  In addition, we are actively seeking buyers for part of our loan portfolio.  As a result of these steps, we decreased our amount of risk-based assets by $45.9 million from December 31, 2009 to June 30, 2010.  We are also exploring additional financing alternatives to strengthen the capital levels of the Bank. However, there can be no assurances that the Company will be successful in its efforts to raise additional capital.

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

•                  We have implemented a plan to decrease the concentration of our commercial real estate loans.  Since January 2009, we have effectively ceased making any new commercial real estate loans and we are decreasing the existing level of these loans through the normal sale of real estate by borrowers and by encouraging borrowers who are not full relationship clients of the Bank to seek other financing when their loans mature.  We are also actively seeking secondary market permanent financing for recently completed residential construction projects.  As a result of these efforts, our amount of commercial real estate loans decreased from $151.6 million at December 31, 2008 to $106.4 million at June 30, 2010.

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

•                  On September 10, 2009, we submitted to the FDIC and the South Carolina Board of Financial Institutions a revised Funds Management Policy to reflect our plan to continue to improve liquidity levels and reduce our reliance on brokered deposits and other non-core funding sources over the next 18 months.  We grew rapidly in our initial years of operations, which we funded with a combination of local deposits and wholesale funding, including brokered deposits.  As of June 30, 2010, we are deemed to be “significantly undercapitalized” and, as a result, can no longer accept, renew or roll over brokered deposits.  Thus, we are actively focused on eliminating brokered deposits on our balance sheet.  We improved the Bank’s liquidity position by raising approximately $45.0 million in new deposits, net of a $28.2 million decrease in brokered deposits, through the use of an internet based deposit gathering system along with growth of local deposits from December 31, 2009 to June 30, 2010.

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

Going Concern Considerations

Due to the conditions and events discussed in this Form 10-Q, substantial doubt exists as to our ability to continue as a going concern.  We have determined that significant additional sources of capital will be required for us to continue operations through 2010 and beyond. We also continue to monitor and address liquidity issues. As of June 30, 2010, we are deemed to be “significantly undercapitalized.”  As described above, we did not meet the Consent Order deadline to achieve and maintain a “well-capitalized” designation, and therefore we submitted a revised capital plan to the FDIC and the South Carolina Board of Financial Institutions on July 28,  2010.

We have engaged financial advisors to assist the Company in its efforts to raise additional capital, sell assets, and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies.  To date, those efforts have not yielded any significant results.  As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy.  In addition, our regulators have various enforcement tools available to them, including the issuance of capital directives, orders to cease engaging in certain business activities, the issuance of modified or additional orders or agreements, and the authority to close the Bank.

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

The Bank’s financial condition has suffered during 2009 and the first six months of 2010 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the economic downturn have been particularly severe during the last year.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2009 and has continued to increase through the second quarter of 2010. As of June 30, 2010, our non-performing assets equaled $43.9 million, or 9.5% of assets, as compared to $42.4 million, or 10.1% of assets, as of December 31, 2009. In addition, our level of impaired loans increased to $68.1 million at June 30, 2010 compared to $34.2 million at December 31, 2009. For the year ended December 31, 2009 and for the six months ended June 30, 2010, the Bank recorded a $17 million and a $2 million provision, respectively, to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the year and quarter end periods, respectively.  Nevertheless, given the current economic climate, we recognize the possibility of further deterioration in the loan portfolio in the second half of 2010.  For the six months ended June 30, 2010, we recorded net loan charge-offs of $3.4 million, or 1.3% of average loans, as compared to net loan charge-offs of $1.2 million, for the six months ended June 30, 2009.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order with the FDIC and the South Carolina Board of Financial Institutions, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2010 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

The Company relies on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described above and in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Effect of the Current Economic Environment on our Bank — Consent Order” will further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs.

The Company will also need to raise additional capital to increase capital levels to meet the standards set forth by the FDIC as  described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Effect of the Current Economic Environment on our Bank — Consent Order”. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions or whether the Company will be able to raise a sufficient amount of capital to continue operations. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies in an effort to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Current Business Strategy

In addition to the actions required by the MOU, we have been actively pursuing the corrective actions required by the Consent Order in an effort to ensure that the requirements of the Consent Order are met in a timely manner.  Specifically, we are currently focusing our efforts in the following areas:

•                  Increasing and Strengthening Our Capital Position.

As of June 30, 2010, the Bank is deemed to be “significantly undercapitalized.”  Management has developed a plan to increase and preserve our capital with the goal of returning to and maintaining a “well-capitalized” status. These initiatives include, among other things, restructuring the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell certain real estate-related loans and other assets, and raising additional capital through a stock offering.  Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

•                  Throughout 2009 and through June 30, 2010, we maintained what we believe is an adequate reserve for loan losses given the risk profile of our Bank.

•                  In May of 2009, we implemented a risk-focused internal and external loan review program.

•                  During the first six months of 2010, we updated our policies and procedures and enhanced staffing related to loan work-outs and collection processes.

•                  Decreasing Concentrations in Our Loan Portfolio.

We are focused on reducing our concentrations in commercial real estate (CRE), specifically acquisition development and construction loans, and residential construction loans.  Since January 2009, we have effectively ceased making any new CRE loans while proactively decreasing the level of these existing loan types.  We have worked to decrease our concentration by various means, including (1) through the normal sale of real estate by borrowers, (2) by seeking avenues to sell a portion of the CRE portfolio to outside investors, (3) by proactively seeking secondary market permanent financing for recently completed residential construction projects, and (4) by encouraging transactional CRE customers to seek other financing when their loans mature.  As a result of these efforts, our amount of CRE loans decreased 29.8% from $151.6 million of our total loan portfolio at December 31, 2008 to $106.4 million of our loan portfolio at June 30, 2010.  We have also reduced our residential construction portfolio 96.4% from $33.8 million at December 31, 2008 to $1.2 million at June 30, 2010.  We expect commercial real estate loan portfolio balances to continue to decrease in 2010 through the continued successful implementation of the plans outlined above.

•                  Reducing Operating Expenses.

We have always focused on controlling expenses and managing efficient overhead.  During 2010, management intends to further reduce costs in a manner which does not impact the quality of our customer service.  Given the prolonged economic recession, we have embarked on an extremely aggressive expense reduction campaign.  Management has already reduced salary and benefits expenses by reducing staffing levels, freezing salaries at 2008 levels, and reducing compensation in several positions.  Additionally, we will continue to seek to renegotiate vendor contracts and implement several other cost-saving measures to reduce noninterest expenses.  Reducing our level of nonperforming assets will also lower our operating costs.

•                  Enhancing Funds Management and Liquidity.

We grew rapidly from our inception through 2008, and have historically funded our asset growth with a combination of local deposits and wholesale funding, specifically brokered deposits. As of June 30, 2010, we had brokered deposits of $174.6 million, representing 41.41% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of 2010.  Because of the limitations on brokered deposits imposed by the Consent Order and our significantly undercapitalized status, the Bank may no longer accept, renew, or roll over brokered deposits.  Thus, we must find other sources of liquidity to replace these deposits as they mature. We have amended our funds management policy to reflect our plan to continue to improve liquidity levels and reduce our use of brokered deposits and other non-core funding sources. Our funds management policy also includes our plan to reduce assets, certain loans, and other bank-owned real estate. We plan to reduce our brokered deposit usage by executing on our comprehensive deposit acquisition program, which creates an environment of consistent deposit growth based on relationship-based banking, advocate-based selling and an aggressive, focused calling program combined with offering internet based certificates of deposit. Our experienced team of bankers is actively cross-selling core deposits to our local depositors and borrowers, and is held accountable for production through twice-weekly sales meetings. Production is enhanced by our relationship-based culture training, which includes advanced customer service techniques and one-on-one coaching. We also plan to generate core deposits through a combination of competitive products and pricing, customer service excellence, and targeted marketing campaigns

•                  Enhancing Our Bank’s Relationship Culture.

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

The Bank will continue to serve customers in all areas, including processing banking transactions, paying competitive rates on deposits, and providing access to lines of credit.  All customer deposits are fully insured to the highest limits set by the FDIC, which are $250,000 for individually titled accounts and $250,000 for individually titled IRA accounts. In addition, the Bank participates in the FDIC Transaction Account Guarantee Program (the “TAGP”). Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. The guarantee also applies to interest bearing transaction accounts with interest rates of 0.25% or less. On April 13, 2010, the FDIC approved an interim rule that extends the TAGP to December 31, 2010. We have elected to continue our voluntary participation in the program.  This program is in addition to and separate from the coverage available under the FDIC general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 24 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the SEC to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance.

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

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

•                  On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program.

•                  On July 21, 2010, the U.S. President signed into a law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

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

Results of Operations

Three Months ended June 30, 2010 and 2009

Overview

Our net loss was $2.2 million for the three months ended June 30, 2010 as compared to a net loss of $805,000 for the three months ended June 30, 2009.  The increase of $1.4 million in net loss for 2010 was primarily the result of $1.1 million lower net interest income and $795,000 higher non-interest expense. We have experienced a decrease in our net interest margin to 1.41% from 2.87% for the quarters ended June 30, 2010 and 2009, respectively, which was the primary reason for the drop in net interest income.  This decrease is due to an increased volume of non-performing assets as well as increased liquidity in anticipation of repayment of brokered deposits maturing in 2010. For the three months ended June 30, 2010, we realized $4,098,000 in interest income, of which $683,000 was from investment activities and $3,415,000 was from loan activities.  For the three months ended June 30, 2009, we realized $4,628,000 in interest income, of which $336,000 was from investment activities and $4,292,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired both locally, via the national brokered certificate market, and internet obtained certificates of deposit. We incurred interest expense of $2,525,000 and $1,951,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.

Provision for Loan Losses

Our provision for loan losses for the three months ended June 30, 2010 was $1,000,000 compared to $1,500,000 for the comparable prior year period. Although our 2010 provision was less than the prior year, we are still experiencing deterioration of our loan portfolio.  As noted earlier, we have approximately $31.7 million of acquisition and development (A&D) loans outstanding at June 30, 2010.  We are experiencing increased levels of loan delinquencies, defaults and foreclosures with these loans.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  As a result of these factors, we recognize there may be further deterioration in our loan portfolio in the second half of 2010.

Non-interest Income

We had non-interest income of $858,000 and $441,000 for the three months ended June 30, 2010 and 2009, respectively.  The increase was mainly due to a $424,000 gain on sale of securities for the three months ended June 30, 2010. There was no such gain for the three months ended June 30, 2009. Mortgage origination revenue for the three months ended June 30, 2010 was $235,000.  We had $198,000 in mortgage origination revenue in the second quarter of 2009.  This increase is due to an increased sales staff.

Non-interest Expense

We incurred non-interest expense of $3,633,000 during the three months ended June 30, 2010, which was an increase of $796,000 over the three months ended June 30, 2009.  Included in the expense was $1,275,000 of salaries and employee benefits, $171,000 of data processing expense, $353,000 of professional fees expense, $38,000 of advertising expense, $16,000 of expense related to office supplies, $32,000 of telephone expense and $779,000 of assessments related to the FDIC.  The non-interest expense incurred in the three months ended June 30, 2009 was $2,837,000.  Included in the expense was $1,363,000 of salaries and employee benefits, $249,000 of data processing expense, $74,000 of professional fee expense, $60,000 of advertising expense, $20,000 of expense related to office supplies, $38,000 of telephone expense and $271,000 of assessments related to the FDIC.  Included in the FDIC assessments for the three months ended June 30, 2009 was a one time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009.  This was expensed in June 2009 and paid September 30, 2009.

For the three months ended June 30, 2010, we incurred other property and equipment expenses of $158,000 in depreciation and $74,000 in equipment maintenance and rental.  For the three months ended June 30, 2009, we incurred other property and equipment expenses of $182,000 in depreciation and $36,000 in equipment maintenance and rental.  We incurred $175,000 and $168,000 in occupancy expense related to all of our office locations for the three months ended June 30, 2010 and 2009, respectively.

The increase in non-interest expense is the result of the increased administrative expenses including an increase in professional fees of $279,000, increased assessments related to the FDIC of $508,000, and an increase in loan expenses of $67,000 resulting from the increased cost of problem loans and foreclosures. The higher professional fees were related to a stock offering that was abandoned during the quarter ended June 30, 2010.

Six Months ended June 30, 2010 and 2009

Overview

Our net loss was $4.3 million for the six months ended June 30, 2010 as compared to net loss of $841,000 for the six months ended June 30, 2009.  For the six months ended June 30, 2010, we realized $8,315,000 in interest income, of which $1,357,000 was from investment activities and $6,958,000 was from loan activities.  For the six months ended June 30, 2009, we realized $9,560,000 in interest income, of which $899,000 was from investment activities and $8,661,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired locally, via the national brokered certificate market, and internet obtained certificates of deposit.  We incurred interest expense of $4,861,000 and $4,031,000 for the six months ended June 30, 2010 and June 30, 2009, respectively.  We have experienced a decrease in our net interest margin to 1.61% from 2.96% for the six months ended June 30, 2010 and 2009, respectively.  This decrease is due to an increased volume of non-performing assets as well as increased liquidity in anticipation of repayment of brokered deposits maturing in 2010.  Due to the large volume of brokered deposits maturing in the third and fourth quarters of 2010, the Bank has had to steadily increase other deposits through the first six months of 2010 to be able to replace the maturing brokered deposits.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in the net interest income for the periods presented.

	Six Months Ended June 30, 2010 vs. 2009
	Increase (decrease) Due to
			Rate /
(Dollars in thousands)	Volume	Rate	Volume	Total
Interest Income
Loans	$(1,527)	$(214)	$38	$(1,703)
Investment securities (1)	1,204	(332)	(455)	417
Federal funds	70	(6)	(23)	41
Total Interest Income	$(253)	$(552)	$(440)	$(1,245)

Interest Expense
Deposits	$949	$(117)	$(34)	$798
Other borrowings	(208)	323	(83)	32
Total Interest Expense	$741	$206	$(117)	$830

Net Interest Income	$(994)	$(758)	$(323)	$(2,075)

(1)      For the purpose of this table, the investment securities include marketable and non-marketable securities.

Average Balances, Income and Expenses and Rate

The following table sets forth, for the six months ended June 30, 2010 and 2009, information related to the Company’s average balance sheet and its average yields on earning assets and average costs of interest-bearing liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding earning assets or interest-bearing liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average	Income /	Yield/	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$260,220	$6,958	5.39%	$315,912	$8,661	5.53%
Investment securities (2)	114,442	1,298	2.29%	48,353	881	3.67%
Federal funds sold and other	57,684	59	0.21%	11,809	18	0.31%
Total earning assets	432,346	8,315	3.88%	376,074	9,560	5.13%
Cash and due from banks	7,775			7,217
Premises and equipment	3,720			4,579
Other assets	11,635			8,926
Allowance for loan losses	(12,403)			(8,240)
Total assets	$443,073			$388,556

Liabilities
Interest-bearing liabilities:
Repurchase agreements	$30,000	598	4.02%	$30,000	486	3.27%
Federal funds purchased	—	—	—%	441	1	0.46%
Federal Home Loan Bank advances	—	—	—%	10,856	72	1.34%
Note Payable	—	—	—%	497	7	2.84%
Subordinated Debt	4,325	247	11.50%	4,325	247	11.50%
Interest-bearing transaction accounts	18,283	55	0.61%	18,534	107	1.16%
Savings deposits	68,647	862	2.53%	15,981	118	1.49%
Time deposits	289,316	3,099	2.16%	256,027	2,993	2.36%
Total interest-bearing liabilities	410,571	4,861	2.39%	336,661	4,031	2.41%
Demand deposits	22,804			22,416
Accrued interest and other liabilities	1,979			1,214
Total liabilities	435,354			360,291
Shareholders’ equity	7,719			28,265
Total liabilities and shareholders’ equity	$443,073			$388,556

Net interest income		$3,454			$5,529
Net interest spread			1.49%			2.72%
Net interest margin			1.61%			2.96%

(1)          There were $30.1 million and $22.8 million of loans in non-accrual status as of June 30, 2010 and 2009, respectively.  The effect of fees collected on loans for the six months ended June 30, 2010 and 2009 totaled $20,000 and $91,000, respectively, and increased the annualized yield on loans by 1 basis point from 5.38% for June 30, 2010 and by 6 basis points from 5.47% for June 30, 2009.  The effect of such fees on the annualized yield on earning assets was an increase of 1 basis point from 3.87% for June 30, 2010 and an increase of 5 basis points from 5.08% for June 30, 2009.  The effects of such fees on net interest spread were an increase of 1 basis point from 1.48% for June 30, 2010 and an increase of 5 basis points from 2.67% for June 30, 2009.  The effects of such fees on net interest margin were an increase of 1 basis point from 1.60% for June 30, 2010 and an increase of 4 basis points from 2.92% for June 30, 2009.

(2)      For the purpose of this table, the investment securities include marketable and non-marketable securities.

Provision for Loan Losses

Our provision for loan losses for the six months ended June 30, 2010 was $2,000,000 compared to $2,805,000 for the comparable prior year period. Although the provision was lower for 2010, we are still experiencing deterioration of our loan portfolio.  As noted earlier, we have approximately $31.7 million of acquisition and development (A&D) loans outstanding at June 30, 2010.  We are experiencing increased levels of loan delinquencies, defaults and foreclosures with these loans.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  As a result of these factors, we recognize there may be further deterioration in our loan portfolio in the second half of 2010.

Non-interest Income

We had non-interest income of $1,280,000 and $1,255,000 for the six months ended June 30, 2010 and 2009, respectively.  Gain on sale of securities was $478,000 and $519,000 for the six months ended June 30, 2010 and 2009, respectively.  Mortgage origination revenue for the six months ended June 30, 2010 was $363,000.  We had $305,000 in mortgage origination revenue for the six months ended June 30, 2009.  This increase is due to an increased sales staff.

Non-interest Expense

We incurred non-interest expense of $7,040,000 during the six months ended June 30, 2010, an increase of $1.8 million over the six months ended June 30, 2009. Included in the expense was $2,670,000 of salaries and employee benefits, $386,000 of data processing expense, $707,000 of professional fees expense, $74,000 of advertising expense, $39,000 of expense related to office supplies, $67,000 of telephone expense and $1,181,000 of assessments related to FDIC.  The non-interest expense incurred in the six months ended June 30, 2009 was $5,253,000.  Included in the expense was $2,603,000 of salaries and employee benefits, $471,000 of data processing expense, $165,000 of professional fee expense, $97,000 of advertising expense, $42,000 of expense related to office supplies, $75,000 of telephone expense and $367,000 of assessments related to FDIC. Included in the FDIC assessments for the six months ended June 30, 2009 was a one time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009.  This was expensed in June 2009 and paid September 30, 2009.

For the six months ended June 30, 2010, we incurred other property and equipment expenses of $334,000 in depreciation and $151,000 in equipment maintenance and rental.  For the six months ended June 30, 2009, we incurred other property and equipment expenses of $361,000 in depreciation and $79,000 in equipment maintenance and rental.  We incurred $357,000 and $339,000 in occupancy expense related to all of our office locations for the six months ended June 30, 2010 and 2009, respectively.

The increase in non-interest expense is the result of the increased administrative expenses including an increase in professional fees of $542,000, increased assessments related to the FDIC of $814,000, and an increase in loan expenses of $333,000 resulting from the increased cost of problem loans and foreclosures. The increase in FDIC assessments for 2010 was the result of higher assessment rates and increased deposit balances.

Assets and Liabilities

General

At June 30, 2010, total assets increased 10.1% to $464.1 million as compared to $421.5 million at December 31, 2009, primarily a result of an increase in investments of $87.9 million, or 84.8%, offset by a decrease in federal funds sold of $16.1 million, or 51.8%, and a decrease of $30.3 million in gross loans, or 11.0%, during the first six months of 2010.  As described below, federal funds sold decreased to $15.0 million at June 30, 2010 compared to $31.0 million at December 31, 2009.  Cash and cash equivalents decreased $15.8 million, or 41.8%, since December 31, 2009.  As described below, deposits increased $45.0 million, or 12.0%, during the first six months of 2010.  At June 30, 2010, shareholders’ equity was $6.0 million.

Investment Securities

Investments available for sale increased by $87.9 million, or 84.8%, since December 31, 2009 due to the purchase of US treasury securities of $150 million coupled with the sale of $63.6 million of mortgage backed securities.  This general increase in securities is due to our efforts to increase liquidity in anticipation of repayment of brokered deposits scheduled to mature in 2010.

Other Investments

Other investments, consisting of FHLB stock, were $1.6 million for both June 30, 2010 and December 31, 2009.  All of the FHLB stock is used to collateralize advances with the FHLB.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio.  Gross loans decreased by $30.3 million, or 11.0%, during the first six months of 2010.  Loan demand has slowed during the first six months of 2010 due to general economic conditions and the real estate market, along with management’s decision to shrink the size of the Bank’s loan portfolio to help improve the Bank’s risk profile. We expect this trend to continue during the next quarter.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	June 30, 2010	December 31, 2009
Real estate - construction	$68,514	$81,128
Real estate - mortgage	154,414	167,296
Commercial and industrial	20,665	25,028
Consumer and other	1,183	1,652
Total loans, gross	244,776	275,104
Less allowance for loan losses	(11,601)	(12,963)
Total loans, net	$233,175	$262,141

Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  Additionally, we discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect the full amount of principal and interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, value of the collateral underlying the loan, and the results of our previous collection efforts.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At June 30, 2010, there were $30.1 million in loans that were non-accruing and $6.8 million in loans that were 30 days past due, excluding non-accrual loans.  At December 31, 2009, there were $29.4 million in loans that were non-accruing and $4.8 million in loans that were 30 days past due, excluding non-accrual loans.

The increase of $681,000 in non-accrual loans from December 31, 2009 to June 30, 2010 is related primarily to continued deterioration in the Bank’s overall Commercial Real Estate loan portfolio. The number of loans on non-accrual has increased from 79 to 83 since December 31, 2009. The average non-accrual loan balance is $372,000 and $362,000 as of December 31, 2009 and June 30, 2010, respectively.  At June 30, 2010, 94.1% of the non-accrual loans were secured by real estate. At this time, management is unable to determine the length of the economic downturn and therefore unable to determine the ultimate impact on the Bank’s Commercial Real Estate portfolio.

We have approximately $31.7 million of A&D loans as of June 30, 2010, most of which are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Included in our loans secured by real estate, we have approximately $35.7 million of acreage and finished or buildable lot loans as of June 30, 2010.  These loans are comprised of loans to borrowers for raw land and lots in subdivisions that have utilities and are ready to be built on individually but not as part of an entire development project.  These loans are generally repaid with the proceeds from the sale of the property.  Many of these borrowers are also experiencing financial difficulties.

The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying real estate securing the loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense recorded in 2009, and an additional $2,000,000 recorded in the first six months of 2010, in order to meet the estimated allowance for loan loss reserve requirement.  Nevertheless, given the current economic environment, there is a risk of further impairment to the value of our collateral on these loans, which would require even further increases to our allowance for loan losses and in the corresponding expense charged to our provision for loan losses.

Changes in the allowance for loan losses for were as follows (dollars in thousands):

	Six-months ended June 30, 2010	Six-months ended June 30, 2009
Balance, beginning of period	$12,963	$8,088
Provision charged to operations	2,000	2,805
Net collections (charge-offs)	(3,362)	(1,205)
Balance, end of period	$11,601	$9,688

Impaired Loans

The Company identifies impaired loans through its normal internal loan review process.  Loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful according to the contractual terms of the loan agreement.  A loan is also considered impaired if its terms are modified in a troubled debt restructuring.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $68.1 million and $34.2 million in impaired loans at June 30, 2010 and December 31, 2009, respectively.  $6.4 million and $2.0 million of the allowance for loan loss has been specifically allocated to these relationships at June 30, 2010 and December 31, 2009, respectively.

Potential Problem Loans

Potential problem loans are loans that are not included in impaired loans, but about which management has become aware of information about possible credit problems of the borrowers that causes doubt about their ability to comply with current repayment terms.  Loans on the Company’s potentially problem loan list are considered potentially impaired loans.  At June 30, 2010 and December 31, 2009, the Company had identified $0 and $15.9 million, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

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

The current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline in our market areas, it is also more likely that we would be required to increase our allowance for loan losses.  We determine the value of real estate collateral by using a current appraisal. Contrary to any other relevant information an appraisal is considered current if it is less than 12 months old except when economic or market changes have caused values to rise or fall significantly. If a current appraisal is not maintained, the Bank will generally order a new appraisal prior to accepting the property as a result of a deed in lieu of foreclosure or completion of a foreclosure action. Commercial appraisals generally take less than four weeks to complete.  A specific impairment is made as soon as possible upon receipt of the appraisal.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.

Deposits

Our primary source of funds for loans and investments is our deposits.  As of June 30, 2010, total deposits increased by $45.0 million, or 12.0%, from December 31, 2009.  The largest percentage increase was in time deposits less than $100,000, which increased $96.3 million, or 320.4%, from December 31, 2009 to June 30, 2010, of which $68.2 million were through internet obtained deposits.   The internet obtained deposits are from other financial institutions, have been offered at or below the national rate cap and at this time are considered to be renewable.

We have chosen to obtain a portion of our certificates of deposit from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have been below those being offered for comparable certificates of deposit in our local market. Because of this, even though brokered deposits are interest sensitive, they have been considered a desirable source of funds. As of June 30, 2010, we had brokered deposits of $174.6 million, representing 41.41% of our total deposits, of which $79.7 million are scheduled to mature in the third quarter of 2010 and $94.9 million are scheduled to mature in the fourth quarter of 2010.  Because of the limitations on brokered deposits imposed by the MOU, the Consent Order, and our “significantly undercapitalized” status, we must find other sources of liquidity to replace these deposits as they mature or the Bank could be placed into receivership with the FDIC.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  However, FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.  During the first six months of 2010, we repaid $28.2 million of our brokered deposits.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	June 30, 2010	December 31, 2009
Non-interest bearing demand	$22,750	$21,829
Interest bearing demand	17,204	18,588
Savings	64,902	82,295
Time deposits less than $100,000	126,338	30,054
Time deposits of $100,000 or over	15,830	21,014
Brokered deposits	174,558	202,783
Total deposits	$421,582	$376,563

Included in time deposits less than $100,000 are $70 million and $2 million of internet obtained certificates of deposit for June 30, 2010 and December 31, 2009, respectively.

Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)

		After	After
		Three	Six
	Within	Through	Through	After
	Three	Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
June 30, 2010
Brokered deposits	$79,704	$94,854	$—	$—	$174,558
Other certificates of deposit of $100,000 or more	5,283	2,544	2,487	5,516	15,830
Total	$84,987	$97,398	$2,487	$5,516	$190,388

December 31, 2009
Brokered deposits	$6,800	$21,269	$174,714	$—	$202,783
Other certificates of deposit of $100,000 or more	4,692	7,868	6,624	1,830	21,014
Total	$11,492	$29,137	$181,338	$1,830	$223,797

Of the Company’s time deposits of $100,000 or over as of June 30, 2010 and December 31, 2009, 44.64% and 5.14% are scheduled maturities within three months, respectively. As of June 30, 2010 and December 31, 2009, 97.10% and 99.18%, respectively, of the Company’s time deposits of $100,000 or over had maturities within twelve months.

Subordinated Debt

During the third quarter of 2008, we commenced a subordinated debt offering to enhance and strengthen the levels of capital and liquidity at the holding company such that we could improve the levels of regulatory capital at the Bank. We raised $4.325 million in additional capital before we closed the offering on October 15, 2008.  The subordinated notes were sold to a limited number of purchasers in a private offering, bear an interest rate of 11.5%, are callable after September 30, 2011, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.  At June 30, 2010, the Company had subordinated debt totaling $4.3 million.

Due to diminishing cash available at the holding company level, we only paid the June 2010 interest payments to subordinated debt holders who were not officers or directors of the Company.  If we are unable to raise additional capital, we may have to discontinue paying interest on the subordinated debentures to all holders due to lack of funds.

Federal Home Loan Bank Advances, Fed Funds Lines of Credit, Federal Reserve Discount Window, and Securities Sold Under Agreements to Repurchase

Our other borrowings have traditionally included proceeds from FHLB advances, federal funds lines of credit from correspondent banks, and securities sold under agreements to repurchase.  As of June 30, 2010 the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances. At June 30, 2010, we had federal funds lines of credit with unrelated banks totaling $5 million.  These lines are available for general corporate purposes.  These lines may be terminated at any time based on our financial condition. We also have credit availability through the Federal Reserve Discount Window.  As of June 30, 2010, $5.1 million was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.  At June 30, 2010, the Bank had $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 4.16% and an average maturity of 72 months.  The maximum amount outstanding at any month-end was $30.0 million.  These agreements were secured with approximately $37.6 million of investment securities.  In addition, the Bank was in default under a $15.0 million repurchase agreement due to the Bank’s “significantly undercapitalized” designation.  However, the broker elected to amend the agreement and waive its right to terminate based on this issue through December 31, 2010 in exchange for the Bank providing an additional 7% of collateral based on the outstanding balance.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the  acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash, federal funds and investments available for sale are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Historically, individual and commercial deposits have been our primary source of funds for credit activities.  These include brokered deposits, which comprise 41.41% of our deposit base as of June 30, 2010.  These have proven to be a reliable source of funds.  However, pursuant to the Consent Order and our current financial condition, our ability to access brokered deposits through the wholesale funding market is restricted.  Specifically, the Consent Order restricts the Bank’s ability to accept, renew, or rollover brokered deposits.  Management believes that this will not have any liquidity impact through the fourth quarter of 2010 due to the extended maturities of the brokered deposits and the amount of short-term investments and federal funds sold at June 30, 2010.  With access to the brokered deposit market unavailable, the Bank must replace those funds with core deposits.  Deposit balances, net of brokered deposits, have increased $73.2 million from December 31, 2009 to June 30, 2010.  This was due to intentional restructuring to replace brokered deposits with local and internet obtained deposits.  We believe internet deposits may be obtained without restriction under the guidelines of the Consent Order.  We anticipate that our funding cost and funding mix will now remain stable through the maturity of the brokered deposits through the fourth quarter of 2010.  We anticipate that the Bank will be able to replace all brokered deposits through local and internet obtained deposits.

In addition to our on balance sheet sources of funds, we also rely on off-balance sheet lines of credit.  At June 30, 2010, we had lines of credit with a correspondent bank totaling $5 million.  This line is available for general corporate purposes.  This line may be terminated at any time based on our financial condition. We also have credit availability through the Federal Reserve Discount Window.  As of June 30, 2010, $5.1 million was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.  In addition, the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.

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

The level of liquidity is measured by the cash, cash equivalents and unpledged securities available for sale to total assets ratio, which was at 36.5% at June 30, 2010, compared to 23.8% at December 31, 2009. We anticipate that this will continue to increase with the combination of deposit growth and shrinkage of assets until the brokered deposits are paid off or mature during the remainder of 2010.

We believe our liquidity sources are adequate to meet our needs through the fourth quarter of 2010.  See section “Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)” above.  If we are unable to meet our liquidity needs during the fourth quarter of 2010, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2010, we had issued commitments to extend credit of $12.3 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

(dollar amounts in thousands)	June 30, 2010	December 31, 2009

Commitments to extend credit	$10,864	$14,451

Letters of credit	$1,413	$1,525

Capital Resources

Total shareholders’ equity decreased from $8.7 million at December 31, 2009 to $6.0 million at June 30, 2010.  The decrease is principally due to the net loss for the six months ended June 30, 2010 of $4.3 million offset partially by an increase in market value of available for sale securities.

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

At June 30, 2010, the Bank was categorized as “significantly undercapitalized” under the regulatory framework.  As of December 31, 2009, the Bank was categorized “undercapitalized” under the regulatory framework.

The Bank’s regulatory capital ratios are set forth in the following table (dollars in thousands).

	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to risk-weighted assets)	$9,788	4.06%	$13,643	4.96%
Total capital (to risk-weighted assets)	12,904	5.36	17,201	6.25
Tier 1 capital (to average assets)	9,788	2.13	13,643	3.12

Our losses for 2009 and the first six months of 2010 have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order that we entered into with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010. In addition, the Consent Order requires us to achieve and maintain, by June 23, 2010, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. We did not meet that requirement and have submitted a revised capital plan to the FDIC on July 28, 2010.  If we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC.  Our auditors have noted that the uncertainty of our ability to obtain sufficient capital or address our upcoming liquidity needs raises substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of GAAP and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in Note 2 to the financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 2, 2010	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2010	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.