Form 10-Q
period 2010-09-30
CommunitySouth Financial CORP
filed 2010-11-15
CIK 1295879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,698,697 shares of common stock, $0.01 par value per share, were issued and outstanding as of October 29, 2010.

CommunitySouth Financial Corporation

Part I - Financial Information

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents
Cash and due from bank	$7,480	$6,876
Federal funds sold	46,885	31,043
Total cash and cash equivalents	54,365	37,919
Investment securities, available for sale	146,155	103,638
Other investments, at cost	1,485	1,599
Loans, net of allowance for loan losses of $11,437 at September 30, 2010 and $12,963 at December 31, 2009	223,053	262,141
Accrued interest receivable	984	1,440
Property and equipment, net	3,396	3,867
Other real estate owned	10,036	6,703
Repossessed collateral	741	942
Other assets	461	3,285

Total assets	$440,676	$421,534

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing	$24,503	$21,829
Interest bearing	377,870	354,734
Total deposits	402,373	376,563
Repurchase agreements	30,000	30,000
Subordinated debt	4,325	4,325
Accrued interest payable	1,383	1,307
Accrued expenses	928	665
Other liabilities	2	3

Total liabilities	439,011	412,863

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $.01 per share 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share 35,000,000 shares authorized, 4,698,697 issued and outstanding at September 30, 2010 and December 31, 2009	47	47
Additional paid-in capital	29,872	29,824
Accumulated other comprehensive income (loss)	814	(1,134)
Retained earnings	(29,068)	(20,066)
Total shareholders’ equity	1,665	8,671

Total liabilities and shareholders’ equity	$440,676	$421,534

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands)

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
Interest income
Interest and fees on loans	$3,206	$4,270
Interest and dividends on investments	474	561
Total interest income	3,680	4,831

Interest expense — deposits and other borrowings	2,574	2,145

Net interest income	1,106	2,686

Provision for loan losses	3,000	3,500

Net interest income (loss) after provision for loan losses	(1,894)	(814)

Non-interest income
Mortgage origination revenue	279	197
Gain on sale of securities	594	—
Other	225	213
Total non-interest income	1,098	410

Non-interest expense
Salaries and benefits	1,286	1,344
Data processing	161	225
Occupancy	168	170
Depreciation	153	190
Equipment maintenance and rental	58	55
Advertising	37	64
Professional fees	305	73
Office supplies	13	20
Telephone	46	35
FDIC assessment	486	135
Net loss on sale/writedown of other real estate owned and repossessed collateral	522	42
Other	665	472
Total non-interest expense	3,900	2,825

Loss before income taxes	(4,696)	(3,229)

Income tax benefit	—	(1,095)

Net loss	$(4,696)	$(2,134)

Losses per share
Basic	$(1.00)	$(0.45)
Diluted	$(1.00)	$(0.45)

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,698,697

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Interest income
Interest and fees on loans	$10,163	$12,931
Interest and dividends on investments	1,832	1,460
Total interest income	11,995	14,391

Interest expense — deposits and other borrowings	7,436	6,176

Net interest income	4,559	8,215

Provision for loan losses	5,000	6,305

Net interest income (loss) after provision for loan losses	(441)	1,910

Non-interest income
Mortgage origination revenue	642	502
Gain on sale of securities	1,072	520
Other	642	643
Total non-interest income	2,356	1,665

Non-interest expense
Salaries and benefits	3,955	3,946
Data processing	547	696
Occupancy	524	509
Depreciation	486	552
Equipment maintenance and rental	208	133
Advertising	111	161
Professional fees	1,013	239
Office supplies	52	62
Telephone	113	110
FDIC assessment	1,667	502
Net loss on sale/writedown of other real estate owned and repossessed collateral	529	117
Other	1,712	1,051
Total non-interest expense	10,917	8,078

Loss before income taxes	(9,002)	(4,503)

Income tax benefit	—	(1,528)

Net loss	$(9,002)	$(2,975)

Losses per share
Basic	$(1.92)	$(0.63)
Diluted	$(1.92)	$(0.63)

Weighted average shares outstanding
Basic	4,698,697	4,698,697
Diluted	4,698,697	4,698,697

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the nine month periods ended September 30, 2010 and September 30, 2009

(UNAUDITED)

(dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity	Income (Loss)
Balance at December 31, 2009	—	$—	4,698,697	$47	$29,824	$(1,134)	$(20,066)	$8,671

Net loss	—	—	—	—	—	—	(9,002)	(9,002)	$(9,002)

Other comprehensive income (loss):

Unrealized gains on securities, net of income tax	—	—	—	—	—	3,020	—	3,020	3,020

Reclassification of realized gains	—	—	—	—	—	(1,072)	—	(1,072)	(1,072)

Total comprehensive loss									$(7,054)

Stock option compensation	—	—	—	—	48	—	—	48

Balance at September 30, 2010	—	$—	4,698,697	$47	$29,872	$814	$(29,068)	$1,665

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’	Total Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity	Income (Loss)
Balance at December 31, 2008	—	$—	4,698,697	$47	$29,760	$491	$(1,770)	$28,528

Net loss	—	—	—	—	—	—	(2,975)	(2,975)	$(2,975)

Other comprehensive income (loss):

Unrealized gains on securities, net of income tax	—	—	—	—	—	513	—	513	513

Reclassification of realized gains	—	—	—	—	—	(520)	—	(520)	(520)

Total comprehensive loss									$(2,982)

Stock option compensation	—	—	—	—	52	—	—	52

Balance at September 30, 2009	—	$—	4,698,697	$47	$29,812	$484	$(4,745)	$25,598

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Operating activities
Net loss	$(9,002)	$(2,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	5,000	6,305
Stock option compensation	48	52
Appreciation of bank-owned life insurance	—	(51)
Gain on sale of securities	(1,072)	(520)
Depreciation	486	552
Loss on disposal of equipment	3	1
Net loss on sale/writedown of other real estate owned and repossessed collateral	529	117
Deferred income tax expense	—	(1,948)
Income tax refund	2,480	—
Decrease in accrued interest receivable	456	92
Increase in accrued interest payable	76	44
Increase in accrued expenses	263	175
Decrease (increase) in other assets	344	(381)
Decrease in other liabilities	(1)	(148)

Net cash provided by (used in) operating activities	(390)	1,315

Investing activities
Net decrease in loans outstanding	28,469	15,877
Sale of bank owned life insurance	—	5,488
Purchase of investment securities	(405,912)	(71,241)
Sale/call/maturity of investment securities	366,415	5,399
Sale of FHLB stock	114	206
Disposal (purchase) of property and equipment	(18)	15
Sale of other real estate owned and repossessed collateral	1,958	—

Net cash provided by (used in) investing activities	(8,974)	(44,256)

Financing activities
Net increase in deposit accounts	25,810	81,171
Repayments to FHLB	—	(25,000)
Repayment of note payable	—	(1,570)

Net cash provided by financing activities	25,810	54,601

Net increase (decrease) in cash and cash equivalents	16,446	11,660

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,919	9,876

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,365	$21,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for (received from):
Interest	$7,360	$6,132
Income taxes	$(2,480)	$419

Schedule of non-cash transactions
Unrealized gains on investment securities, net of income taxes	$1,948	$(7)
Loans charged-off	$6,526	$4,068
Transfers to other real estate owned and repossessed collateral	$5,619	$8,003

The accompanying notes are an integral part of the consolidated financial statements.

CommunitySouth Financial Corporation

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity and Organization — CommunitySouth Financial Corporation (the “Company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of CommunitySouth Bank and Trust (the “Bank”).  The Bank is a state chartered bank organized under the laws of South Carolina.  From its inception on March 20, 2004 through January 18, 2005, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution.  The Company received approval from the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board (“FRB”) and the South Carolina State Board of Financial Institutions in January 2005.

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

Basis of Presentation — The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and to general practices in the banking industry for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”).

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

Other Investments — The Bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta (the “FHLB”).  Investment in the FHLB is a condition of borrowing from the FHLB, and the stock is pledged to collateralize such borrowings.  No ready market exists for the stock and it has no quoted market value.  However, redemption of FHLB stock has historically been at par value.  At September 30, 2010 and December 31, 2009, the Company’s investment in FHLB stock was $1,485,000 and $1,599,300, respectively.  The dividend received on this stock is included in interest and dividends on investments.

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

Loans are generally placed on non-accrual status when principal or interest becomes 90 days past due, or when payment in full is not anticipated.  Additionally, impaired loans are typically placed in non-performing status if it is determined that the entire balance of principal and interest of the loan cannot be repaid, and future payments are applied to principal until such time as collection of the obligation is no longer doubtful. Interest accrual resumes only when loans return to performing status.  To return to performing status, loans must be fully current, and continued timely payments must be a reasonable expectation.  When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income.  Cash receipts on non-accrual loans are not recorded as interest income but are used to reduce principal.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $68,236,000 and $34,158,000 in impaired loans at September 30, 2010 and December 31, 2009, respectively.

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

The allowance for loan losses consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Bank-Owned Life Insurance — As of September 30, 2010, the Company has no remaining bank-owned life insurance policies.  The Company made the decision to sell these policies in 2009 in order to help reduce assets, thereby improving the Bank’s risk based capital ratio. During the first quarter of 2009, the Company began the process of divesting of its key employee life insurance policies by selling policies at no gain or loss.  Income from these policies and changes in the net cash surrender value were recorded in non-interest income. The final policy was sold in April 2009.

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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  Income taxes deferred to future years are determined utilizing an asset and liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carry-forwards.  As of September 30, 2010 and December 31, 2009, due to the Company’s recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance for these deferred tax assets.  This valuation allowance reflects management’s estimate that the deferred tax assets are not more-likely-than-not to be realized.

Earnings (loss) Per Share — Basic earnings (loss) per share represents the net income (loss) allocated to shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method.

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

CommunitySouth Financial Corporation

regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the FRB, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.  On September 29, 2009, the Bank entered into a Memorandum of Understanding (the “MOU”) with the South Carolina Board of Financial Institutions and the FDIC.  In addition, on February 23, 2010 the Bank agreed to the issuance of a Consent Order (the “Consent Order”) with these same regulators which supersedes the MOU.  Additionally, on March 1, 2010, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond, which contains provisions similar to the Bank’s Consent Order with the South Carolina Board of Financial Institutions and the FDIC.  Please see Note 3 for more details regarding these regulatory agreements.

Reclassifications - Certain captions and amounts in the prior financial statements were reclassified to conform with the 2010 presentation.  Such reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.

CommunitySouth Financial Corporation

NOTE 3 — REGULATORY ACTIONS AND GOING CONCERN CONSIDERATIONS

Memorandum of Understanding

As a result of the issues stemming from the economic downturn, on September 29, 2009 the Bank entered into the MOU with the South Carolina Board of Financial Institutions and the FDIC.  The MOU required the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for returning to a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an adequate loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.  Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.  For additional information on the MOU, including actions the Bank has taken in response to the MOU, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Effect of the Current Economic Environment on our Bank — Memorandum of Understanding.”

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

Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank agreed to the issuance of the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010.  The Consent Order, which supersedes the MOU, conveys specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.  For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Effect of the Current Economic Environment on our Bank — Consent Order.”

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

Going Concern Considerations

Due to the conditions and events discussed in this Form 10-Q, substantial doubt exists as to our ability to continue as a going concern. The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2010. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2009 and the first nine months of 2010 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid

CommunitySouth Financial Corporation

deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2009 and has continued to increase through the third quarter of 2010. As of September 30, 2010, our non-performing assets equaled $47.4 million, or 10.8% of assets, as compared to $42.4 million, or 10.1% of assets, as of December 31, 2009. For the year ended December 31, 2009 and for the nine months ended September 30, 2010, the Bank recorded a $17 million and a $5 million provision, respectively, to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the year and quarter end periods, respectively. For the nine months ended September 30, 2010, we recorded net loan charge-offs of $6.5 million, or 2.57% of average loans, as compared to net loan charge-offs of $4.1 million, for the nine months ended September 30, 2009.  Largely as a result of these charge-offs and the increase in our loan loss provision, our capital position has eroded and, as of September 30, 2010, we are deemed to be “critically undercapitalized” with a regulatory leverage ratio of 1.07%.

As a result of the Bank’s “critically undercapitalized” status as of September 30, 2010, a number of requirements or restrictions can or will be imposed on the Company and the Bank in addition to those set forth under the Consent Order with the FDIC and the South Carolina Board of Financial Institutions and the informal agreement with the Federal Reserve Bank of Richmond described in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Effect of the Current Economic Environment on our Bank — Consent Order.”  These additional requirements and restrictions: (i) prohibit the Bank from paying any bonus to a senior executive officer or providing compensation to a senior executive officer at a rate exceeding the officer’s average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month in which the Bank became undercapitalized, without prior written approval from the FDIC; (ii) require the FDIC to impose one or more of the following on the Bank: (A) require a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; (B) if grounds exist for the appointment of a receiver or conservator for the Bank, require the Bank to be acquired or merged with another institution; (C) impose additional restrictions on transactions with affiliates beyond the normal restrictions applicable to all banks; (D) impose more stringent growth restrictions on the Bank, or require the Bank to further reduce its total assets; (E) require the Bank to alter, reduce or terminate any activities the FDIC determines pose excessive risk to the Bank; (F) order a new election of Bank directors; (G) require the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; (H) require the Bank to employ “qualified” senior executive officers; (I) require the Company to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and (J) require the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described in (A)-(I) above; and (iii) requiring prior regulatory approval for material transactions outside the usual course of business, extending credit for a highly leveraged transactions, amending the Bank’s Articles of Incorporation or bylaws, making a material change to accounting methods, paying excessive compensation or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas.

Under the Federal Deposit Insurance Act (the “FDI Act”), a bank that is “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the bank’s primary Federal regulatory authority (for the Bank, the FDIC) determines and documents that “other action” would better achieve the purposes of the FDI Act’s prompt corrective action capital requirements.  If the bank remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the bank and the FDIC affirmatively can determine that, among other things, the bank has positive net worth and the FDIC can certify that the bank is viable and not expected to fail.

We have determined that significant additional sources of capital will be required for us to continue operations through the remainder of 2010 and beyond. We also continue to monitor and address liquidity issues.  The Company and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order with the FDIC and the South Carolina Board of Financial Institutions, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2010 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

CommunitySouth Financial Corporation

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

NOTE 4 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
As of September 30, 2010	Cost	Gains	Losses	Value
Available for sale
US Treasury	$74,991	$1	$—	$74,992
Mortgage-backed	70,320	821	(8)	71,133
Marketable securities	30	—	—	30
Total available for sale	$145,341	$822	$(8)	$146,155

	Amortized	Gross Unrealized		Fair
As of December 31, 2009	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed	104,672	77	(1,211)	103,538
Marketable securities	100	—	—	100
Total available for sale	$104,772	$77	$(1,211)	$103,638

NOTE 5 — LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

(dollar amounts in thousands)	September 30, 2010	December 31, 2009
Real estate - construction	$63,391	$81,128
Real estate - mortgage	151,722	167,296
Commercial and industrial	18,252	25,028
Consumer and other	1,125	1,652
Total loans, gross	234,490	275,104
Less allowance for loan losses	(11,437)	(12,963)
Total loans, net	$223,053	$262,141

Loans are stated net of deferred fees and costs.

CommunitySouth Financial Corporation

The Bank had $32.6 million and $29.4 million of loans classified as non-accrual status as of September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010 and December 31, 2009, loans past due 30 days or more, excluding non-accrual loans, amounted to $1.8 million and $4.8 million, respectively.  Changes in the allowance for loan losses were as follows (dollars in thousands):

	Nine-months ended September 30, 2010	Nine-months ended September 30, 2009
Balance, beginning of period	$12,963	$8,088
Provision charged to operations	5,000	6,305
Net collections (charge-offs)	(6,526)	(4,068)
Balance, end of period	$11,437	$10,325

	Nine-months ended September 30,
Impaired Loans:	2010	2009
No valuation allowance required	$36,388	$18,585
Valuation allowance required	31,848	16,184
Total impaired loans	$68,236	$34,769

Allowance for loan losses on impaired loans at period end	$6,670	$4,010

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

Remaining three months of 2010	$91
2011	365
2012	343
2013	348
2014	353
Thereafter	606
Total minimum future rental payments	$2,106

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

CommunitySouth Financial Corporation

NOTE 9 — STOCK-BASED COMPENSATION

Upon completion of its initial public offering in 2005, the Company agreed to issue warrants to the organizing directors for the purchase of one share of common stock at $6.40 per share for every two shares purchased in the stock offering, up to a maximum of 15,625 warrants per director. The warrants were fully vested 120 days after January 18, 2005 and will expire on January 18, 2015.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). The Company issued a total of 171,404 warrants.  As of September 30, 2010, the Company has 148,202 outstanding warrants to directors and officers.  In addition, the Company has adopted a stock option plan.  As of September 30, 2010, the Company has 729,710 outstanding options to employees and directors. On January 16, 2006, the Company adopted a resolution that terminated the “evergreen” provision of the Company 2005 Stock Incentive Plan. As a result, the number of shares of common stock issuable under the plan shall not be further increased in connection with any future share issuances by the Company. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term is ten years, and they typically vest in no greater than five years. When necessary, the Company may purchase shares on the open market to satisfy share option exercises. During the ensuing year, the Company is expected to acquire no shares.

The table set forth below summarizes stock option activity for the Company’s stock compensation plans for the period ended September 30, 2010 as adjusted for all stock splits.

	Stock Options		Warrants
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31, 2009	756,033	$6.99	171,404	$6.40
Granted	3,050	0.57	—	—
Forfeited	29,373	8.52	23,202	6.40
Exercised	—	—	—	—
Outstanding at September 30, 2010	729,710	6.90	148,202	6.40

The table set forth below summarizes non-vested stock options as of September 30, 2010.

		Fair
	Number	Value
Outstanding at December 31, 2009	48,423	$4.32
Granted	3,050	0.39
Vested	12,109	5.08
Forfeited	2,799	2.72
Outstanding at September 30, 2010	36,305	3.86

As of September 30, 2010, there was $107,025 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 24 months. As of December 31, 2009, there was $159,989 in total unrecognized compensation cost related to non-vested share-based compensation arrangements, which was expected to be recognized over a weighted average period of 32 months.

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

CommunitySouth Financial Corporation

The following table summarizes information about stock options outstanding under the Company’s plans at September 30, 2010 and December 31, 2009.

September 30, 2010	Outstanding	Exercisable
Number of options	729,710	693,205
Weighted average remaining life	4.73 years	4.57 years
Weighted average exercise price	$6.90	$6.82
High exercise price	$16.80	$16.80
Low exercise price	$0.25	$2.00

December 31, 2009	Outstanding	Exercisable
Number of options	756,033	707,610
Weighted average remaining life	5.47 years	5.29 years
Weighted average exercise price	$6.99	$6.83
High exercise price	$16.80	$16.80
Low exercise price	$1.75	$4.55

There were no options exercised during the quarter and thus no cash was received related to this type of transaction. There were no options exercised during 2010 or 2009.

At September 30, 2010, all of the 148,202 warrants were exercisable and had an average remaining life of 4.30 years. At December 31, 2009, all of the 171,404 warrants were exercisable and had an average remaining life of 5.05 years.

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

CommunitySouth Financial Corporation

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

Subordinated Debt — The fair value of subordinated debt is estimated using a discounted cash flow calculation that applies prevailing market rates for comparable instruments.  Due to diminishing cash available at the holding company level, we only paid the June and September 2010 interest payments to subordinated debt holders that were not officers or directors of the Company.  If we are unable to raise additional capital, we may have to discontinue paying interest on the subordinated debentures to all holders after the September 2010 payments due to lack of funds, and our fair value calculation reflects this.

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are shown in the following table (dollars in thousands).

	Carrying	Estimated
	Amount	Fair Value
September 30, 2010
Financial Assets
Cash and due from banks	$7,480	$7,480
Federal funds sold	46,885	46,885
Investment securities, available for sale	146,155	146,155
Other investments	1,485	1,485
Loans, gross	234,490	231,409

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$107,796	$107,796
Certificates of deposit and other time deposits	294,577	297,669
Repurchase agreements	30,000	32,577
Subordinated debt	4,325	1,963

December 31, 2009
Financial Assets
Cash and due from banks	$6,876	$6,876
Federal funds sold	31,043	31,043
Investment securities, available for sale	103,638	103,638
Other investments	1,599	1,599
Loans, gross	275,104	260,894

Financial Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	$122,712	$122,712
Certificates of deposit and other time deposits	253,851	254,930
Repurchase agreements	30,000	31,558
Subordinated debt	4,325	2,062

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$10,343	$—	$14,451	$—
Standby Letters of Credit	$840	$—	$1,525	$—

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

CommunitySouth Financial Corporation

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy (as described above) as of September 30, 2010.

	September 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities, available for sale	$146,155	$—	$146,155	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2010 for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2010.

	Carrying Value at September 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net of allowance for loan losses	$61,566	$—	$—	$61,566
Other real estate owned	10,036	—	—	10,036
Repossessed collateral	741	—	—	741

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
(Dollars in thousands)	Impaired Loans	Other Real Estate Owned	Repossessed Collateral	Total
Balance at December 31, 2009	$34,158	$6,703	$942	$41,803
Gains/(losses) included in earnings	—	(502)	(27)	(529)
Net additions	27,408	3,835	(174)	31,069
Transfers in/(out) of level 3	—	—	—	—
Balance at September 30, 2010	$61,566	$10,036	$741	$72,343

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control , including the potential that (1) we may not be able to continue as a going concern and (2) because of our critically undercapitalized status, our regulators may initiate additional enforcement actions against us, which could include placing the Bank under conservatorship or into receivership. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and the following:

•                  our efforts to raise capital or otherwise increase our regulatory capital ratios;

•                  the effects of our efforts to raise capital on our balance sheet, liquidity, capital, and profitability;

•                  our ability to retain our existing customers, including our deposit relationships;

•                  our ability to comply with the terms of the enforcement actions between our Company, Bank, and our regulatory authorities within the time frames specified, or our ability to comply with statutory obligations applicable to critically undercapitalized institutions under prompt corrective action or to comply with other regulatory requirements which could result in the imposition of further enforcement action imposing additional restrictions on our operations or placing the Bank into conservatorship or receivership at any time;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  During 2008, 2009, and thus far in 2010, the capital and credit markets continued to experience extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

Overview

The following discussion describes our results of operations for the nine months ended September 30, 2010 and also analyzes our financial condition as of September 30, 2010.  We received approvals from the FDIC, the FRB, and the South Carolina Board of Financial Institutions during January 2005, and commenced business on January 18, 2005.

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

Current Economic Environment

Markets in the United States, including our market areas, have experienced extreme volatility and disruption for more than 24 months.  According to the National Bureau of Economic Research, the United States entered into an economic recession in December 2007.  Dramatic slowdowns in the residential housing industry with falling home prices, increasing foreclosures, and rising unemployment levels have created strains on the loan portfolios of many financial institutions.  Median home sales continued to decline during 2009 and in the first nine months of 2010 nationally and in our primary market area, South Carolina.  As a result, the level of foreclosures on homebuilders and homeowners continued to increase.

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

The Effect of the Current Economic Environment on our Bank

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008 and continuing through the first nine months of 2010, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  During the first nine months of 2010, delinquencies over 90 days continued to increase, resulting in an increase in non-accrual loans indicating significant credit quality deterioration and probable losses.  In particular, loans secured by real estate, including acquisition, construction, and development projects, demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales.  This deterioration manifested itself in our borrowers in the following ways: (i) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (ii) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (iii) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

As of September 30, 2010, approximately 91.7% of our loans had real estate as a primary or secondary component of collateral. The Bank had approximately 90.3% of such loans at December 31, 2009.  Included in our loans secured by real estate, we have approximately $29.7 million of acquisition and development (“A&D”) loans as of September 30, 2010, most of which are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).   Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Included in our loans secured by real estate, we have approximately $32.2 million of acreage and finished or buildable lot loans as of September 30, 2010.  The Bank had approximately $40.6 million of such loans at December 31, 2009. These loans are comprised of loans to borrowers for raw land and lots in subdivisions that have utilities and are ready to be built on individually but not as part of an entire development project.  These loans are generally repaid with the proceeds from the sale of the property.  As with our A&D loans, many of these borrowers are also experiencing financial difficulties and the greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

The result of the above was an increase in the level of our non-performing assets during the first nine months of 2010.  As of September 30, 2010, our non-performing assets equaled $47.4 million, or 10.8% of assets, as compared to $42.4 million, or 10.1% of assets, as of December 31, 2009.  For the nine months ended September 30, 2010, we recorded a provision for loan losses of $5 million and net loan charge-offs of $6.5 million, or 2.57% of average loans, as compared to a $6.3 million provision for loan losses and net loan charge-offs of $4.1 million, for the nine months ended September 30, 2009.  In addition, our net interest margin decreased to 1.37% for the nine months ended September 30, 2010 from 2.89% for the nine months ended September 30, 2009.  In total, the above reduced our earnings for the nine months ended September 30, 2010 by $3.7 million compared to the same period in 2009.  As a result, as of September 30, 2010, we are deemed to be “critically undercapitalized.”

Under the FDI Act, a bank that is “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary Federal regulatory authority (for the Bank, the FDIC) determines and documents that “other action” would better achieve the purposes of PCA. If the bank remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the bank and the FDIC affirmatively can determine that, among other things, the bank has positive net worth and the FDIC can certify that the bank is viable and not expected to fail.

The adverse economic environment has also placed greater pressure on our deposits, as we have been taking steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing in the past years.  We generally obtained out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  As of September 30, 2010, we had brokered deposits of $94.8 million, representing 23.6% of our total deposits. As a result of the limitations on brokered deposits imposed by the Consent Order and our “critically undercapitalized” designation, we must find other sources of liquidity to replace these deposits as they mature.  At the end of the fourth quarter of 2009, the Bank started using an internet based certificate of deposit gathering service.  This product has provided a source of funds to replace our brokered deposits, as we have repaid all of our brokered deposits as of November 15, 2010.  The Bank’s internet based deposits have increased from $1.8 million at December 31, 2009 to $113.6 million as of September 30, 2010.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  However, the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.  At September 30, 2010, we had federal funds lines of credit with unrelated banks totaling $5.0 million.  These lines are available for general corporate purposes but may be terminated at any time based on our financial condition.  Thus, we can make no assurances that this funding source will continue to be available to us.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions.  Because the Bank is not well capitalized, it would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website.  However, on April 1, 2010, we applied for and received a determination from the FDIC that our market areas were all high interest rate areas.  As a result, we have permission to pay deposit rates of up to 75 basis points over the local rates (assuming the local rates exceed the applicable non-local rates) on non-local deposits gathered in our normal market area even if these rates exceed non-local rates by more than 75 basis points.  Nevertheless, if we are unable to attract sufficient deposits to meet our liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Memorandum of Understanding

As a result of the issues stemming from the economic downturn, on September 29, 2009 the Bank entered into the MOU with the Commissioner of Banking of the South Carolina Board of Financial Institutions and the Regional Director of the FDIC’s Atlanta Regional Office.  The MOU required the Bank to, among other things, (1) submit a capital plan to the supervisory authorities for returning to a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; (4) develop and implement an adequate loan review program; and (5) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  In addition, the Bank may not pay dividends without the prior written consent of each supervisory authority.

Since entering into the MOU, the Bank has been actively pursuing the corrective actions required by the MOU in an effort to ensure that the requirements of the MOU are met in a timely manner.  For example:

•                  As of September 30, 2010, we are deemed to be “critically undercapitalized.”  As described below, we did not meet the Consent Order deadline to achieve and maintain a “well-capitalized” designation, therefore, we submitted a revised capital plan to the FDIC and the South Carolina Board of Financial Institutions on July 28,  2010.  Our capital plan outlines how we intend to return our Bank’s risk-based capital ratio level over 10% by (i) reducing our overall amount of assets and, in particular, our amount of risk-based assets and (ii) raising additional capital.  To reduce our amount of assets, we have sold assets such as our bank-owned life insurance and some of our available for sale securities.  In addition, we are actively seeking buyers for part of our loan portfolio.  As a result of these steps, we decreased our amount of risk-based assets by $37.7 million from December 31, 2009 to September 30, 2010.  We are also exploring additional financing alternatives to strengthen the capital levels of the Bank.  However, there can be no assurances that the Company will be successful in its efforts to raise additional capital.  Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

•                  We have implemented a plan to decrease the concentration of our commercial real estate loans.  Since January 2009, we have effectively ceased making any new commercial real estate loans and we are decreasing the existing level of these loans through the normal sale of real estate by borrowers and by encouraging borrowers who are not full relationship clients of the Bank to seek other financing when their loans mature.  We are also actively seeking secondary market permanent financing for recently completed residential construction projects.  As a result of these efforts, our amount of commercial real estate loans decreased from $151.6 million at December 31, 2008 to $101.3 million at September 30, 2010.

•                  We continue to work on improvements within the loan review area.  An external firm currently serves as the bank’s internal loan review party and has helped to ensure that the bank has stayed on course with its 2010 loan review plan.  Also, the Bank continues to aggressively track and request current financial statements as well as re-assess individual loan grades as new information is obtained.  Finally, the Bank has expanded the scope of the special assets area by hiring a senior officer with an extensive background in real estate.

•                  On September 10, 2009, we submitted to the FDIC and the South Carolina Board of Financial Institutions a revised Funds Management Policy to reflect our plan to continue to improve liquidity levels and reduce our reliance on brokered deposits and other non-core funding sources over the next 18 months.  We grew rapidly in our initial years of operations, which we funded with a combination of local deposits and wholesale funding, including brokered deposits.  As of September 30, 2010, we are deemed to be “critically undercapitalized” and, as a result, can no longer accept, renew or roll over brokered deposits. Thus, we have been actively focused on eliminating brokered deposits on our balance sheet.  We improved the Bank’s liquidity position by raising approximately $133.8 million in new deposits, net of a $107.9 million decrease in brokered deposits, through the use of an internet based deposit gathering system along with growth of local deposits from December 31, 2009 to September 30, 2010, and we have repaid all of our brokered deposits as of November 15, 2010.

In addition, in mid-February 2010 the Bank received a supervisory letter from the FDIC dated February 11, 2010, which provided for additional restrictions and mandatory actions to be taken by the Bank.  These restrictions and actions were all substantially addressed and superseded by the subsequent Consent Order discussed in the subsection below.  However, in order to comply with the supervisory letter, the Bank was required to prepare and submit to the FDIC a capital restoration plan no later than April 2, 2010, which submission date was sooner than a similar requirement under the Consent Order.  The Bank submitted its capital restoration plan to the FDIC on April 2, 2010. As discussed above, the plan was rejected due to the Bank’s inability to meet the September 23, 2010 deadline to achieve and maintain a “well-capitalized” designation.  The Bank submitted a revised capital plan to the FDIC on July 28, 2010.

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

A plan to monitor compliance with the Consent Order was established by the Bank’s board of directors at a meeting held on March 16, 2010. Pursuant to the plan, the board created and appointed four of its members to serve on a consent order compliance committee to monitor the Bank’s compliance with the Consent Order. The committee has met six times since its creation on March 16, 2010.

Ensure the Bank has qualified management in place to carry out the policies of the Bank’s board of directors and operate the Bank in a safe and sound manner.

A management plan, which includes organizational structure and management assessment, was approved by the Bank’s board of directors and submitted to the supervisory authorities on April 12, 2010. The Bank has also taken steps to implement this management plan, including accepting on April 6, 2010 the resignation of the Bank’s president, and restructuring reporting lines.

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

The Bank did not meet this deadline. The Bank submitted a revised written plan to the FDIC on July 28, 2010 describing the means and timing by which the Bank will increase such ratios up to or in excess of the established minimums.

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

The Bank is not aware of any instance it extended, directly or indirectly, any additional credit to, or for the benefit of, any borrower who was a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected.

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

A plan was approved by the Bank’s board of directors and consent order compliance committee on March 24, 2010 and was submitted to the FDIC on March 25, 2010. Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits and has repaid $107.9 million during the first nine months of 2010. As of November 15, 2010, all brokered deposits have been repaid through local and internet obtained deposits.

Not offer an effective yield in excess of 75 basis points over interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.

On April 1, 2010, we applied for and received a determination from the FDIC that our market areas were all high interest rate areas. As a result, we have permission to pay deposit rates of up to 75 basis points over the local rates (assuming the local rates exceed the applicable non-local rates) on non-local deposits gathered in our normal market area even if these rates exceed non-local rates by more than 75 basis points.

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

Going Concern Considerations

Due to the conditions and events discussed in this Form 10-Q, substantial doubt exists as to our ability to continue as a going concern. The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2010. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2009 and the first nine months of 2010 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2009 and has continued to increase through the third quarter of 2010. As of September 30, 2010, our non-performing assets equaled $47.4 million, or 10.8% of assets, as compared to $42.4 million, or 10.1% of assets, as of December 31, 2009. For the year ended December 31, 2009 and for the nine months ended September 30, 2010, the Bank recorded a $17 million and a $5 million provision, respectively, to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the year and quarter end periods, respectively. For the nine months ended September 30, 2010, we recorded net loan charge-offs of $6.5 million, or 2.57% of average loans, as compared to net loan charge-offs of $4.1 million, for the nine months ended September 30, 2009.  Largely as a result of these change-offs and the increase in our loan loss provision, our capital position has eroded and, as of September 30, 2010, we are deemed to be “critically undercapitalized.”  For additional information on the Bank’s “critically undercapitalized” status, including the requirements or restrictions that can or will be imposed on the Company and the Bank as a result of the Bank’s “critically undercapitalized” status, please refer to “Note 3 — Regulatory Actions and Going Concern Considerations — Going Concern Considerations”  of the notes to our unaudited consolidated financial statements.

We have determined that significant additional sources of capital will be required for us to continue operations through the remainder of 2010 and beyond. We also continue to monitor and address liquidity issues.  The Company and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order with the FDIC and the South Carolina Board of Financial Institutions, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2010 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

The Company will also need to raise additional capital to increase capital levels to meet the standards set forth by the FDIC under the Consent Order as described above. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions or whether the Company will be able to raise a sufficient amount of capital to continue operations.  Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

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

We may be the subject of negative news reports discussing our current financial situation and various departures of senior management as the press and others speculate about whether we will be able to continue as a going concern. These reports may have a negative impact on our business. For example, even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and new customers may choose to do business elsewhere. In addition, we may find that our service providers will be reluctant to commit to long-term projects with us. Even if we are able to improve our current financial situation, we may be the object of negative publicity and speculation about our future.

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

Current Business Strategy

In addition to the actions required by the MOU, we have been actively pursuing the corrective actions required by the Consent Order in an effort to ensure that the requirements of the Consent Order are met in a timely manner.  Specifically, we are currently focusing our efforts in the following areas:

•                  Increasing and Strengthening Our Capital Position.

As of September 30, 2010, the Bank is deemed to be “critically undercapitalized.”  Management has developed a plan to increase and preserve our capital with the goal of returning to and maintaining a “well-capitalized” status. These initiatives include, among other things, restructuring the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell certain real estate-related loans and other assets, and raising additional capital through a stock offering.  Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.  There can be no assurances that the Company will be successful in its efforts to raise additional capital or implement balance sheet strategies to meet or exceed minimum capital requirements.  Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

•                  In September of 2009, we established an improving problem asset committee to assist Bank management in policy development, management strategy, and/or liquidation of problem assets.

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

•                  During the first nine months of 2010, we updated our policies and procedures and enhanced staffing related to loan work-outs and collection processes.

•                  Decreasing Concentrations in Our Loan Portfolio.

We are focused on reducing our concentrations in commercial real estate (CRE), specifically acquisition development and construction loans, and residential construction loans.  Since January 2009, we have effectively ceased making any new CRE loans while proactively decreasing the level of these existing loan types.  We have worked to decrease our concentration by various means, including (1) through the normal sale of real estate by borrowers, (2) by proactively seeking secondary market permanent financing for recently completed residential construction projects, and (3) encouraging transactional CRE customers to seek other financing when their loans mature.  As a result of these efforts, our amount of CRE loans decreased 33.2% from $151.6 million of our total loan portfolio at December 31, 2008 to $101.3 million of our loan portfolio at September 30, 2010.  We have also reduced our residential construction portfolio 96.7% from $33.8 million at December 31, 2008 to $1.1 million at September 30, 2010.  We expect commercial real estate loan portfolio balances to continue to decrease in 2010 through the continued successful implementation of the plans outlined above.

•                  Reducing Operating Expenses.

We have always focused on controlling expenses and managing efficient overhead.  During 2010 and continuing for the foreseeable future, management intends to further reduce costs in a manner which does not impact the quality of our customer service.  Given the prolonged economic recession, we have embarked on an extremely aggressive expense reduction campaign.  Management has already reduced salary and benefits expenses by reducing staffing levels, freezing salaries at 2008 levels, and reducing compensation in several positions.  Additionally, we will continue to renegotiate vendor contracts and implement several other cost-saving measures to reduce noninterest expenses.  Reducing our level of nonperforming assets will also lower our operating costs.

•                  Enhancing Funds Management and Liquidity.

We have grown rapidly since our inception through 2008, and have historically funded our asset growth with a combination of local deposits and wholesale funding, specifically brokered deposits. As of September 30, 2010, we had brokered deposits of $94.8 million, representing 23.6% of our total deposits, of which all are scheduled to mature in the fourth quarter of 2010.  Because of the limitations on brokered deposits imposed by the Consent Order and our critically undercapitalized status, the Bank may no longer accept, renew, or roll over brokered deposits.  Thus, we must find other sources of liquidity to replace these deposits as they mature. We have amended our funds management policy to reflect our plan to continue to improve liquidity levels and reduce our use of brokered deposits and other non-core funding sources. Our funds management policy also includes our plan to reduce assets, certain loans, and other bank-owned real estate. We have reduced our brokered deposit usage by executing on our comprehensive deposit acquisition program, which creates an environment of consistent deposit growth based on relationship-based banking, advocate-based selling and an aggressive, focused calling program combined with offering internet based certificates of deposit. Our experienced team of bankers is actively cross-selling core deposits to our local depositors and borrowers, and is held accountable for production through twice-weekly sales meetings. Production is enhanced by our relationship-based culture training, which includes advanced customer service techniques and one-on-one coaching. We also plan to generate core deposits through a combination of competitive products and pricing, customer service excellence, and targeted marketing campaigns. As of November 15, 2010, all brokered deposits have been repaid through local and internet obtained deposits.

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

The Bank will continue to serve customers in all areas, including processing banking transactions, paying competitive rates on deposits, and providing access to lines of credit.  All customer deposits are fully insured to the highest limits set by the FDIC, which are $250,000 for individually titled accounts and $250,000 for individually titled IRA accounts. In addition, the Bank participates in the FDIC Transaction Account Guarantee Program (the “TAGP”). Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. The guarantee also applies to interest bearing transaction accounts with interest rates of 0.25% or less. On April 13, 2010, the FDIC approved an interim rule that extends the TAGP to December 31, 2010. Although the TAGP expires on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest-bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act will take effect on December 31, 2010, and will continue through December 31, 2012.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest-bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments. We believe participation in the TAGP is enhancing our ability to retain customer deposits.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 27 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

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

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

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

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S.    The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements, and provisions designed to protect consumers in financial transactions.  The Dodd-Frank Act also alters certain corporate governance matters affecting public companies.  Over the next 6 to 18 months, regulatory agencies will implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019.  The U.S. federal banking agencies support this agreement.  The Basel Committee is expected to finalize the new capital and liquidity standard later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending. The U.S. Treasury is currently working to finalize terms of participation for this fund.

It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

We are participating in the TAGP component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout the remainder of 2010.  We have elected not to participate in the CPP and, as currently structured, we would not be able to participate in the Small Business Lending Fund created under the Small Business Jobs and Credit Act due to the Bank’s troubled condition designation.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Three Months ended September 30, 2010 and 2009

Overview

Our net loss was $4.7 million for the three months ended September 30, 2010 as compared to a net loss of $2.1 million for the three months ended September 30, 2009.  The increase of $2.6 million in net loss for 2010 was primarily the result of $1.6 million lower net interest income and $1.1 million higher non-interest expense. This increase in non-interest expense is the result of the increased administrative expenses including an increase in professional fees of $232,000, increased assessments related to the FDIC of $351,000, and writedowns of OREO property of $500,000. We have experienced a decrease in our net interest margin to 0.95% from 2.79% for the quarters ended September 30, 2010 and 2009, respectively, which was the primary reason for the drop in net interest income.  This decrease is due to an increased volume of non-performing assets as well as increased liquidity in anticipation of repayment of brokered deposits maturing in 2010. For the three months ended September 30, 2010, we realized $3,680,000 in interest income, of which $474,000 was from investment activities and $3,206,000 was from loan activities.  For the three months ended September 30, 2009, we realized $4,831,000 in interest income, of which $561,000 was from investment activities and $4,270,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired both locally, via the national brokered certificate market, and internet obtained certificates of deposit. We incurred interest expense of $2,574,000 and $2,145,000 for the three months ended September 30, 2010 and September 30, 2009, respectively.

Provision for Loan Losses

Our provision for loan losses for the three months ended September 30, 2010 was $3,000,000 compared to $3,500,000 for the comparable prior year period. Although our 2010 provision was less than the prior year, we are still experiencing deterioration of our loan portfolio.  As noted earlier, we have approximately $29.7 million of acquisition and development (A&D) loans outstanding at September 30, 2010.  We are experiencing increased levels of loan delinquencies, defaults and foreclosures with these loans.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  As a result of these factors, we recognize there may be further deterioration in our loan portfolio in the fourth quarter of 2010.

Non-interest Income

We had non-interest income of $1,098,000 and $410,000 for the three months ended September 30, 2010 and 2009, respectively.  The increase was mainly due to a $594,000 gain on sale of securities for the three months ended September 30, 2010. There was no such gain for the three months ended September 30, 2009. Mortgage origination revenue for the three months ended September 30, 2010 was $279,000.  We had $197,000 in mortgage origination revenue in the third quarter of 2009.  This increase is due to an increased sales staff and increased demand due to low interest rates.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  The results of this proposed legislation may impact our non-interest income from debit card transactions in the future.

Non-interest Expense

We incurred non-interest expense of $3,900,000 during the three months ended September 30, 2010, which was an increase of $1,075,000 over the three months ended September 30, 2009.  Included in the expense was $1,286,000 of salaries and employee benefits, $161,000 of data processing expense, $305,000 of professional fees expense, $37,000 of advertising expense, $13,000 of expense related to office supplies, $46,000 of telephone expense and $486,000 of assessments related to the FDIC.  The non-interest expense incurred in the three months ended September 30, 2009 was $2,825,000.  Included in the expense was $1,344,000 of salaries and employee benefits, $225,000 of data processing expense, $73,000 of professional fee expense, $64,000 of advertising expense, $20,000 of expense related to office supplies, $35,000 of telephone expense and $135,000 of assessments related to the FDIC.

For the three months ended September 30, 2010, we incurred other property and equipment expenses of $153,000 in depreciation and $58,000 in equipment maintenance and rental.  For the three months ended September 30, 2009, we incurred other property and equipment expenses of $190,000 in depreciation and $55,000 in equipment maintenance and rental.  We incurred $168,000 and $170,000 in occupancy expense related to all of our office locations for the three months ended September 30, 2010 and 2009, respectively.

The increase in non-interest expense is the result of the increased administrative expenses including an increase in professional fees of $232,000, increased assessments related to the FDIC of $351,000, and writedowns of OREO property of $500,000. The higher professional fees were related to a stock offering that was abandoned during the quarter ended September 30, 2010.

Nine Months ended September 30, 2010 and 2009

Overview

Our net loss was $9.0 million for the nine months ended September 30, 2010 as compared to net loss of $3.0 million for the nine months ended September 30, 2009.  The increase of $6.0 million in net loss for 2010 was primarily the result of $1.8 million lower net interest income and $2.8 million higher non-interest expense. For the nine months ended September 30, 2010, we realized $11,995,000 in interest income, of which $1,832,000 was from investment activities and $10,163,000 was from loan activities.  For the nine months ended September 30, 2009, we realized $14,391,000 in interest income, of which $1,460,000 was from investment activities and $12,931,000 was from loan activities.  The primary source of funding for our loan portfolio is deposits that are acquired locally, via the national brokered certificate market, and internet obtained certificates of deposit.  We incurred interest expense of $7,436,000 and $6,176,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  We have experienced a decrease in our net interest margin to 1.37% from 2.89% for the nine months ended September 30, 2010 and 2009, respectively.  This decrease is due to an increased volume of non-performing assets as well as increased liquidity in anticipation of repayment of brokered deposits maturing in 2010.  Due to the large volume of brokered deposits maturing in the third and fourth quarters of 2010, the Bank has had to steadily increase other deposits through the first nine months of 2010 to be able to replace the maturing brokered deposits. The increase in non-interest expense is the result of the increased administrative expenses including an increase in professional fees of $774,000, increased assessments related to the FDIC of $1,165,000, and an increase in OREO writedowns of $500,000.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in the net interest income for the periods presented.

	Nine Months Ended September 30, 2010 vs. 2009
	Increase (decrease) Due to
			Rate /
(Dollars in thousands)	Volume	Rate	Volume	Total
Interest Income
Loans	$(2,385)	$(469)	$86	$(2,768)
Investment securities (1)	1,977	(558)	(897)	522
Federal funds	593	(209)	(534)	(150)
Total Interest Income	$185	$(1,236)	$(1,345)	$(2,396)

Interest Expense
Deposits	$(219)	$329	$(61)	$49
Other borrowings	1,533	(246)	(76)	1,211
Total Interest Expense	$1,314	$83	$(137)	$1,260

Net Interest Income	$(1,129)	$(1,319)	$(1,208)	$(3,656)

(1)               For the purpose of this table, the investment securities include marketable and non-marketable securities.

Average Balances, Income and Expenses and Rate

The following table sets forth, for the nine months ended September 30, 2010 and 2009, information related to the Company’s average balance sheet and its average yields on earning assets and average costs of interest-bearing liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding earning assets or interest-bearing liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average	Income /	Yield/	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$253,851	$10,164	5.35%	$311,250	$12,931	5.55%
Investment securities (2)	139,494	1,749	1.6 0%	53,552	1,228	3.07%
Federal funds sold and other	52,010	82	0.21%	14621	232	2.12%
Total earning assets	445,355	11,995	3.60%	379,423	14,391	5.07%
Cash and due from banks	7,530			7,409
Premises and equipment	3,641			4,512
Other assets	11,333			12,597
Allowance for loan losses	(12,081)			(8,400)
Total assets	$455,779			$395,541

Liabilities
Interest-bearing liabilities:
Repurchase agreements	$30,000	918	4.09%	$30,000	729	3.25%
Federal funds purchased	—	—	—%	208	1	0.64%
Federal Reserve Discount Window	—	—	—%	84	—	—%
Federal Home Loan Bank advances	—	—	—%	7,198	72	1.34%
Note Payable	—	—	—%	329	7	2.84%
Subordinated Debt	4,325	312	9.64%	4,325	372	11.50%
Interest-bearing transaction accounts	17,241	84	0.65%	18,511	163	1.18%
Savings deposits	67,436	1,275	2.53%	22,860	323	1.89%
Time deposits	304,374	4,847	2.13%	256,331	4,509	2.35%
Total interest-bearing liabilities	423,376	7,436	2.35%	339,846	6,176	2.24%
Demand deposits	22,994			22,450
Accrued interest and other liabilities	2,757			1,473
Total liabilities	449,127			363,769
Shareholders’ equity	6,652			31,772
Total liabilities and shareholders’ equity	$455,779			$395,541

Net interest income		$4,559			$8,215
Net interest spread			1.25%			2.64%
Net interest margin			1.37%			2.89%

(1)

There were $32.6 million and $16.2 million of loans in non-accrual status as of September 30, 2010 and 2009, respectively. The effect of fees collected on loans for the nine months ended September 30, 2010 and 2009 totaled $15,000 and $137,000, respectively, and increased the annualized yield on loans by zero basis points for September 30, 2010 and by 5 basis points from 5.50% for September 30, 2009. The effect of such fees on the annualized yield on earning assets was an increase of zero basis points for September 30, 2010 and an increase of 5 basis points from 5.02% for September 30, 2009. The effects of such fees on net interest spread were an increase of zero basis points for September 30, 2010 and an increase of 5 basis points from 2.59% for September 30, 2009. The effects of such fees on net interest margin were an increase of 1 basis point from 1.36% for September 30, 2010 and an increase of 4 basis points from 2.85% for September 30, 2009.

(2)	For the purpose of this table, the investment securities include marketable and non-marketable securities.

Provision for Loan Losses

Our provision for loan losses for the nine months ended September 30, 2010 was $5,000,000 compared to $6,305,000 for the comparable prior year period. Although the provision was lower for 2010, we are still experiencing deterioration of our loan portfolio.  As noted earlier, we have approximately $29.7 million of acquisition and development (A&D) loans outstanding at September 30, 2010.  We are experiencing increased levels of loan delinquencies, defaults and foreclosures with these loans.  Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for the A&D loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  As a result of these factors, we recognize there may be further deterioration in our loan portfolio in the fourth quarter of 2010.

Non-interest Income

We had non-interest income of $2,356,000 and $1,665,000 for the nine months ended September 30, 2010 and 2009, respectively.  Gain on sale of securities was $1,072,000 and $520,000 for the nine months ended September 30, 2010 and 2009, respectively.  Mortgage origination revenue for the nine months ended September 30, 2010 was $642,000.  We had $502,000 in mortgage origination revenue for the nine months ended September 30, 2009.  This increase is due to an increased sales staff and increased demand due to low interest rates.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  The results of this proposed legislation may impact our non-interest income from debit card transactions in the future.

Non-interest Expense

We incurred non-interest expense of $10,917,000 during the nine months ended September 30, 2010, an increase of $2.8 million over the nine months ended September 30, 2009. Included in the expense was $3,955,000 of salaries and employee benefits, $547,000 of data processing expense, $1,013,000 of professional fees expense, $111,000 of advertising expense, $52,000 of expense related to office supplies, $113,000 of telephone expense and $1,667,000 of assessments related to FDIC.  The non-interest expense incurred in the nine months ended September 30, 2009 was $8,078,000.  Included in the expense was $3,946,000 of salaries and employee benefits, $696,000 of data processing expense, $239,000 of professional fee expense, $161,000 of advertising expense, $62,000 of expense related to office supplies, $110,000 of telephone expense and $502,000 of assessments related to FDIC. Included in the FDIC assessments for the nine months ended September 30, 2009 was a one time FDIC insurance premium that equated to a $178,000 one time charge to the Bank in 2009.  This was expensed in June 2009 and paid September 30, 2009.

For the nine months ended September 30, 2010, we incurred other property and equipment expenses of $486,000 in depreciation and $208,000 in equipment maintenance and rental.  For the nine months ended September 30, 2009, we incurred other property and equipment expenses of $552,000 in depreciation and $133,000 in equipment maintenance and rental.  We incurred $524,000 and $509,000 in occupancy expense related to all of our office locations for the nine months ended September 30, 2010 and 2009, respectively.

The increase in non-interest expense is the result of the increased administrative expenses including an increase in professional fees of $774,000, increased assessments related to the FDIC of $1,165,000, and an increase in OREO writedowns of $500,000. The increase in FDIC assessments for 2010 was the result of higher assessment rates as a result of our financial condition and increased deposit balances as we increased our liquidity in anticipation of repayment of brokered deposits scheduled to mature in the fourth quarter of 2010.

Assets and Liabilities

General

At September 30, 2010, total assets increased 4.54% to $440.7 million as compared to $421.5 million at December 31, 2009, primarily a result of an increase in investments of $146.2 million, or 41.0%, as well as an increase in federal funds sold of $15.8 million, or 51.0%, and a decrease of $40.6 million in gross loans, or 14.8%, during the first nine months of 2010.  As described below, federal funds sold increased to $46.9 million at September 30, 2010 compared to $31.0 million at December 31, 2009.  Cash and cash equivalents increased $16.4 million, or 43.4%, since December 31, 2009.  As described below, deposits increased $25.8 million, or 6.9%, during the first nine months of 2010.  At September 30, 2010, shareholders’ equity was $1.7 million.

Investment Securities

Investments available for sale increased by $146.2 million, or 41.0%, since December 31, 2009 due to the purchase of US treasury securities and GNMA CMOs.  This general increase in securities is due to our efforts to increase liquidity in anticipation of repayment of brokered deposits scheduled to mature in 2010.

Other Investments

Other investments, consisting of FHLB stock, were $1.5 million and $1.6 million for both September 30, 2010 and December 31, 2009, respectively.  All of the FHLB stock is used to collateralize advances with the FHLB. The decrease in the FHLB stock was due to a routine repurchase by the FHLB.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we allocate the majority of our earning assets to our loan portfolio.  Gross loans decreased by $40.6 million, or 14.8%, during the first nine months of 2010.  Loan demand has slowed during the first nine months of 2010 due to general economic conditions and the real estate market, along with management’s decision to shrink the size of the Bank’s loan portfolio to help improve the Bank’s risk profile. We expect this trend to continue during the next quarter.

Balances within major loan categories are as follows:

(dollar amounts in thousands)	September 30, 2010	December 31, 2009
Real estate - construction	$63,391	$81,128
Real estate - mortgage	151,722	167,296
Commercial and industrial	18,252	25,028
Consumer and other	1,125	1,652
Total loans, gross	234,490	275,104
Less allowance for loan losses	(11,437)	(12,963)
Total loans, net	$223,053	$262,141

Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  Additionally, we discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect the full amount of principal and interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, value of the collateral underlying the loan, and the results of our previous collection efforts.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At September 30, 2010, there were $32.6 million in loans that were non-accruing and $1.8 million in loans that were 30 days past due, excluding non-accrual loans.  At December 31, 2009, there were $29.4 million in loans that were non-accruing and $4.8 million in loans that were 30 days past due, excluding non-accrual loans.

The increase of $3.2 million in non-accrual loans from December 31, 2009 to September 30, 2010 is related primarily to continued deterioration in the Bank’s overall Commercial Real Estate loan portfolio. The number of loans on non-accrual has increased from 79 to 86 since December 31, 2009. The average non-accrual loan balance is $372,000 and $379,000 as of December 31, 2009 and September 30, 2010, respectively.  At September 30, 2010, 95.7% of the non-accrual loans were secured by real estate. At this time, management is unable to determine the length of the economic downturn and therefore unable to determine the ultimate impact on the Bank’s Commercial Real Estate portfolio.

We have approximately $29.7 million of A&D loans as of September 30, 2010, most of which are on properties located in the Upstate of South Carolina and Western North Carolina.  A&D loans are typically comprised of loans to borrowers for real estate to be developed (into properties such as sub-divisions or spec houses).  Normally, these loans are repaid with the proceeds from the sale of the developed property.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  The majority of these borrowers are having financial difficulties.  Our analysis has resulted in a significant provision expense in order to meet the estimated allowance for loan loss reserve requirement.

Included in our loans secured by real estate, we have approximately $32.2 million of acreage and finished or buildable lot loans as of September 30, 2010.  These loans are comprised of loans to borrowers for raw land and lots in subdivisions that have utilities and are ready to be built on individually but not as part of an entire development project.  These loans are generally repaid with the proceeds from the sale of the property.  Many of these borrowers are also experiencing financial difficulties.

The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities.  We are experiencing higher levels of loan delinquencies, defaults and foreclosures.  Further, the downturn in the real estate market has adversely impacted the value of the underlying real estate securing the loans.  The greater degree of strain on these types of loans and the significance to our overall loan portfolio has caused us to apply a greater degree of scrutiny in analyzing the ultimate collectability of amounts due.  Our analysis has resulted in a significant provision expense recorded in 2009, and an additional $5,000,000 recorded in the first nine months of 2010, in order to meet the estimated allowance for loan loss reserve requirement.  Nevertheless, given the current economic environment, there is a risk of further impairment to the value of our collateral on these loans, which would require even further increases to our allowance for loan losses and in the corresponding expense charged to our provision for loan losses.

Changes in the allowance for loan losses for were as follows (dollars in thousands):

	Nine-months ended September 30, 2010	Nine-months ended September 30, 2009
Balance, beginning of period	$12,963	$8,088
Provision charged to operations	5,000	6,305
Net collections (charge-offs)	(6,526)	(4,068)
Balance, end of period	$11,437	$10,325

Impaired Loans

The Company identifies impaired loans through its normal internal loan review process.  Loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful according to the contractual terms of the loan agreement.  A loan is also considered impaired if its terms are modified in a troubled debt restructuring.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $68.2 million and $34.2 million in impaired loans at September 30, 2010 and December 31, 2009, respectively.  $6.7 million and $2.0 million of the allowance for loan loss has been specifically allocated to these relationships at September 30, 2010 and December 31, 2009, respectively.

Potential Problem Loans

Potential problem loans are loans that are not included in impaired loans, but about which management has become aware of information about possible credit problems of the borrowers that causes doubt about their ability to comply with current repayment terms.  Loans on the Company’s potentially problem loan list are considered potentially impaired loans.  At September 30, 2010 and December 31, 2009, the Company had identified $0 and $15.9 million, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

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

Deposits

Our primary source of funds for loans and investments is our deposits.  As of September 30, 2010, total deposits increased by $25.8 million, or 6.9%, from December 31, 2009.  The largest percentage increase was in time deposits less than $100,000, which increased $154.2 million, or 513.0%, from December 31, 2009 to September 30, 2010, of which $111.7 million were through internet obtained deposits.   The internet obtained deposits are from other financial institutions, have been offered at or below the national rate cap and at this time are considered to be renewable.

We have chosen to obtain a portion of our certificates of deposit from areas outside of our market, which are brokered deposits. The deposits obtained outside of our market area generally have been below those being offered for comparable certificates of deposit in our local market. Because of this, even though brokered deposits are interest sensitive, they have been considered a desirable source of funds. As of September 30, 2010, we had brokered deposits of $94.8 million, representing 23.6% of our total deposits. Because of the limitations on brokered deposits imposed by the MOU, the Consent Order, and our “critically undercapitalized” status, we must find other sources of liquidity to replace these deposits as they mature or the Bank could be placed into receivership with the FDIC.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  However, FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.  In addition, should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.  During the first nine months of 2010, we repaid $107.9 million of our brokered deposits, and, as of November 15, 2010, all brokered deposits have been repaid through local and internet obtained deposits.

Balances within the major deposit categories are as follows:

(dollar amounts in thousands)	September 30, 2010	December 31, 2009
Non-interest bearing demand	$24,502	$21,829
Interest bearing demand	17,798	18,588
Savings	65,495	82,295
Time deposits less than $100,000	184,243	30,054
Time deposits of $100,000 or over	15,501	21,014
Brokered deposits	94,834	202,783
Total deposits	$402,373	$376,563

Included in time deposits less than $100,000 are $113.6 million and $1.8 million of internet obtained certificates of deposit for September 30, 2010 and December 31, 2009, respectively.

Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)

		After	After
		Three	Six
	Within	Through	Through	After
	Three	Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
September 30, 2010
Brokered deposits	$94,834	$—	$—	$—	$94,834
Other certificates of deposit of $100,000 or more	2,906	1,928	985	9,682	15,501
Total	$97,740	$1,928	$985	$9,682	$110,335

December 31, 2009
Brokered deposits	$6,800	$21,269	$174,714	$—	$202,783
Other certificates of deposit of $100,000 or more	4,692	7,868	6,624	1,830	21,014
Total	$11,492	$29,137	$181,338	$1,830	$223,797

Of the Company’s time deposits of $100,000 or over as of September 30, 2010 and December 31, 2009, 88.58% and 5.14% are scheduled maturities within three months, respectively. As of September 30, 2010 and December 31, 2009, 91.22% and 99.18%, respectively, of the Company’s time deposits of $100,000 or over had maturities within twelve months.

As previously reported, the Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Subordinated Debt

During the third quarter of 2008, we commenced a subordinated debt offering to enhance and strengthen the levels of capital and liquidity of the Company such that we could improve the levels of regulatory capital at the Bank. We raised $4.325 million in additional capital through this offering.  The subordinated notes were sold to a limited number of purchasers in a private offering, bear an interest rate of 11.5%, are callable after September 30, 2011, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.  At September 30, 2010, the Company had subordinated debt totaling $4.325 million.

Due to diminishing cash available at the holding company level, we paid the September 2010 interest payments only to subordinated debt holders that were not officers or directors of the Company.  If we are unable to raise additional capital, we may have to discontinue paying interest on the subordinated debentures to all holders after the September 2010 payments due to lack of funds.

Federal Home Loan Bank Advances, Fed Funds Lines of Credit, Federal Reserve Discount Window, and Securities Sold Under Agreements to Repurchase

Our other borrowings have traditionally included proceeds from FHLB advances, federal funds lines of credit from correspondent banks, and securities sold under agreements to repurchase.  As of September 30, 2010 the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances. At September 30, 2010, we had federal funds lines of credit with unrelated banks totaling $5 million.  These lines are available for general corporate purposes.  These lines may be terminated at any time based on our financial condition. We also have credit availability through the Federal Reserve Discount Window.  As of September 30, 2010, $3.6 million was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.  At September 30, 2010, the Bank had $30.0 million of securities under agreements to repurchase with brokers with a weighted average rate of 4.16% and an average maturity of 69 months.  The maximum amount outstanding at any month-end was $30.0 million.  These agreements were secured with approximately $37.6 million of investment securities.  In addition, the Bank was in default under a $15.0 million repurchase agreement due to the Bank’s “critically undercapitalized” designation.  However, the broker elected to amend the agreement and waive its right to terminate based on this issue through December 31, 2010 in exchange for the Bank providing an additional 7% of collateral based on the outstanding balance.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash, federal funds and investments available for sale are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Historically, individual and commercial deposits have been our primary source of funds for credit activities.  These include brokered deposits, which comprise 23.6% of our deposit base as of September 30, 2010.  These have proven to be a reliable source of funds.  However, pursuant to the Consent Order and our current financial condition, our ability to access brokered deposits through the wholesale funding market is restricted.  Specifically, the Consent Order restricts the Bank’s ability to accept, renew, or rollover brokered deposits.  Management believes that this will not have any liquidity impact through the fourth quarter of 2010 due to the extended maturities of the brokered deposits and the amount of short-term investments and federal funds sold at September 30, 2010.  With access to the brokered deposit market unavailable, the Bank must replace those funds with core deposits.  Deposit balances, net of brokered deposits, have increased $25.8 million from December 31, 2009 to September 30, 2010.  This was due to intentional restructuring to replace brokered deposits with local and internet obtained deposits.  We believe internet deposits may be obtained without restriction under the guidelines of the Consent Order.  We anticipate that our funding cost and funding mix will now remain stable. As of November 15, 2010, all brokered deposits have been repaid through local and internet obtained deposits.

In addition to our on balance sheet sources of funds, we also rely on off-balance sheet lines of credit.  At September 30, 2010, we had lines of credit with a correspondent bank totaling $5 million.  This line is available for general corporate purposes.  This line may be terminated at any time based on our financial condition. We also have credit availability through the Federal Reserve Discount Window.  As of September 30, 2010, $3.6 million was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.  In addition, the FHLB has informed us that due to our financial condition we are not currently permitted to receive any more advances.

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

The level of liquidity is measured by the cash, cash equivalents and unpledged securities available for sale to total assets ratio, which was at 35.8% at September 30, 2010, compared to 23.8% at December 31, 2009. We anticipate that this will continue to increase with the combination of deposit growth and shrinkage of assets until the brokered deposits are paid off or mature during the remainder of 2010.

We believe our liquidity sources are adequate to meet our needs through the fourth quarter of 2010 and 2011. See section “Maturities of Certificates of Deposit of $100,000 or More (Including Brokered Deposits)” above.  If we are unable to meet our liquidity needs during the fourth quarter of 2010, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2010, we had issued commitments to extend credit of $11.2 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk:

(dollar amounts in thousands)	September 30, 2010	December 31, 2009

Commitments to extend credit	$10,343	$14,451

Letters of credit	$840	$1,525

Capital Resources

Total shareholders’ equity decreased from $8.7 million at December 31, 2009 to $1.7 million at September 30, 2010.  The decrease is principally due to the net loss for the nine months ended September 30, 2010 of $9.0 million offset partially by an increase in market value of available for sale securities.

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

At September 30, 2010, the Bank was categorized as “critically undercapitalized” under the regulatory framework.  As of December 31, 2009, the Bank was categorized “undercapitalized” under the regulatory framework.

The Bank’s regulatory capital ratios are set forth in the following table (dollars in thousands).

	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to risk-weighted assets)	$5,181	2.18%	$13,643	4.96%
Total capital (to risk-weighted assets)	8,254	3.47	17,201	6.25
Tier 1 capital (to average assets)	5,181	1.07	13,643	3.12

Our losses for 2009 and the first nine months of 2010 have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order that we entered into with the FDIC and the South Carolina Board of Financial Institutions on February 23, 2010. In addition, the Consent Order requires us to achieve and maintain, by September 23, 2010, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. We did not meet that requirement and have submitted a revised capital plan to the FDIC on July 28, 2010.  In addition, under the FDI Act, banks that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the bank’s primary Federal regulatory authority (for the Bank, the FDIC) determines and documents that “other action” would better achieve the purposes of the FDI Act prompt corrective action capital requirements.  If the bank remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the bank and the FDIC affirmatively can determine that, among other things, the bank has positive net worth and the FDIC can certify that the bank is viable and not expected to fail.  Our auditors have noted that the uncertainty of our ability to obtain sufficient capital or address our upcoming liquidity needs raises substantial doubt about our ability to continue as a going concern. For additional information on the Bank’s “critically undercapitalized” status, including the requirements or restrictions that can or will be imposed on the Company and the Bank as a result of the Bank’s “critically undercapitalized” status, please refer to “Note 3 — Regulatory Actions and Going Concern Considerations — Going Concern Considerations”  of the notes to our unaudited consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 15, 2010	By:	/s/ C. Allan Ducker, III
C. Allan Ducker, III
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ John W. Hobbs
John W. Hobbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.